Form 10-Q
period 1995-03-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1995-05-12
CIK 701319

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1995 OR
     --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________________________ TO ______________________


                       COMMISSION FILE NUMBER:  0-13994
                                                -------


                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)


            Minnesota                                 41-1356476
     ------------------------            ------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

     605 North Highway 169, Suite 800, Minneapolis, Minnesota        55441
     --------------------------------------------------------     ----------
            (Address of principal executive offices)              (Zip Code)


                       Telephone Number:  (612) 797-6000
                  -------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X      No
                                                  -----       -----

As of May 8, 1995, the registrant had 22,498,872 shares of $.01 par value common stock issued and outstanding.

================================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                   INDEX
                                   -----



PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

 Item 1.  Financial Statements


          Consolidated Balance Sheets as of March 31, 1995 and
           December 31, 1994...............................................   3

          Consolidated Statements of Operations for the three months
           ended March 31, 1995 and 1994...................................   4

          Consolidated Statements of Cash Flows for the three months
           ended March 31, 1995 and 1994...................................   5

          Notes to Consolidated Financial Statements.......................   6


 Item 2.  Management's Discussion and Analysis of

           Results of Operations...........................................   8
           Financial Condition.............................................  11

PART II.  OTHER INFORMATION................................................  13

 Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES.................................................................  16

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31               December 31
                                                                    1995                     1994
                                                                -------------           --------------
ASSETS                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $  24,429,293           $   15,855,905
  Marketable securities                                             1,992,285                2,486,234
  Receivables, net                                                 20,683,848               23,451,598
  Inventories                                                       8,123,730                8,060,363
  Deferred tax asset                                                2,120,000                2,120,000
  Other current assets                                                937,564                1,088,164
                                                                -------------           --------------
   Total current assets                                            58,286,720               53,062,264
                                                                -------------           --------------
Property and equipment, net                                         8,814,278                9,285,714
Field support spares, net                                           5,382,777                5,473,078
Purchased technology, net                                           4,045,255                4,215,391
Goodwill, net                                                         795,879                  780,479
Other assets                                                          290,437                  331,848
                                                                -------------           --------------
                                                                $  77,615,346           $   73,148,774
                                                                =============           ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   3,098,261           $    2,163,054
  Accrued liabilities                                               4,550,813                5,125,365
  Deferred revenue                                                  9,549,908                7,463,821
  Income taxes payable                                              2,492,788                2,663,096
  Current installments of obligations under capital leases            179,934                  259,540
                                                                -------------           --------------
   Total current liabilities                                       19,871,704               17,674,876
                                                                -------------           --------------
Obligations under capital leases, less current installments           134,572                  163,028
Deferred tax liability                                              1,332,000                1,332,000
                                                                -------------           --------------
   Total liabilities                                               21,338,276               19,169,904
                                                                -------------           --------------

Shareholders' equity:
  Common stock, $.01 par value; authorized
   30,000,000 shares, issued and outstanding
   22,458,622 at March 31, 1995 and
   22,360,122 at December 31, 1994                                    224,586                  223,601
  Additional paid-in capital                                       56,054,045               55,801,073
  Retained earnings (deficit)                                          90,866               (1,656,636)
  Cumulative translation adjustment                                   (92,427)                (389,168)
                                                                -------------           --------------
   Total shareholders' equity                                      56,277,070               53,978,870
                                                                -------------           --------------
                                                                $  77,615,346           $   73,148,774
                                                                =============           ==============

See accompanying notes to financial statements.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                            Three months ended March 31
                                          -------------------------------
                                              1995               1994
                                          ------------       ------------
REVENUE:
 Product sales                            $14,583,513        $12,379,193
 Service fees                               4,147,278          3,217,226
                                          -----------        -----------
  Total revenue                            18,730,791         15,596,419
                                          -----------        -----------

COST OF REVENUE:
 Cost of product sales                      4,093,652          4,122,977
 Cost of service fees                       3,452,597          2,809,118
                                          -----------        -----------
  Total cost of revenue                     7,546,249          6,932,095
                                          -----------        -----------

GROSS PROFIT                               11,184,542          8,664,324
                                          -----------        -----------

OPERATING EXPENSES:
 Sales and marketing                        4,588,734          4,477,879
 Engineering and development                2,743,234          2,504,500
 General and administrative                 1,372,718            932,410
 Purchased in-process research and
  development                                   -              9,302,212
                                          -----------        -----------
  Total operating expenses                  8,704,686         17,217,001
                                          -----------        -----------

INCOME (LOSS) FROM OPERATIONS               2,479,856         (8,552,677)
                                          -----------        -----------

OTHER INCOME (EXPENSE):
 Interest income                              343,700            175,737
 Interest expense                             (13,109)           (42,757)
 Other, net                                    54,055            174,352
                                          -----------        -----------
  Other income, net                           384,646            307,332
                                          -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES           2,864,502         (8,245,345)

PROVISION FOR INCOME TAXES                  1,117,000            445,000
                                          -----------        -----------

NET INCOME (LOSS)                         $ 1,747,502        $(8,690,345)
                                          ===========        ===========

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                  $       .07        $      (.41)
                                          ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES              23,320,379         21,258,040
                                          ===========        ===========

See accompanying notes to financial statements.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                           Three months ended March 31
                                          ------------------------------
                                             1995               1994
                                          -----------        -----------
OPERATING ACTIVITIES:
 Net income (loss)                        $ 1,747,502        $(8,690,345)
 Depreciation and amortization              1,994,787          1,333,206
 Purchase of in-process research and
  development                                   -              9,302,212
 Increase in deferred taxes                     -                (95,000)

 CHANGES IN OPERATING ASSETS AND
  LIABILITIES NET OF THE EFFECT OF
  ACQUIRED COMPANIES:
  Receivables                               2,767,750            333,729
  Inventories                                 (63,367)        (2,722,634)
  Other current assets                        150,600            268,693
  Accounts payable                            935,207          1,571,565
  Accrued expenses                           (744,860)        (3,276,993)
  Deferred revenue                          2,086,087          1,974,188
                                          -----------        -----------
   Cash provided by (used for)
     operating activities                   8,873,706             (1,379)
                                          -----------        -----------

INVESTING ACTIVITIES:
 Additions to property and equipment         (714,533)        (1,366,414)
 Additions to field support spares           (583,682)          (941,976)
 Purchase of Brixton, net of cash
  acquired                                      -             (5,455,671)
 Redemption of marketable securities,
  net                                         493,949               -
 Other                                         32,118            (26,663)
                                          -----------        -----------
  Cash used for investing activities         (772,148)        (7,790,724)
                                          -----------        -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of common stock       253,957            120,615
 Repayments of obligations under
  capital leases                             (108,062)          (313,374)
                                          -----------        -----------
  Cash provided by (used for) financing
   activities                                 145,895           (192,759)
                                          -----------        -----------
Effects of exchange rate changes              325,935             17,294
                                          -----------        -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       8,573,388         (7,967,568)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                 15,855,905         24,452,737
                                          -----------        -----------

CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                   $24,429,293        $16,485,169
                                          ===========        ===========


See accompanying notes to financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  (1)  BASIS OF PRESENTATION

  The accompanying consolidated financial statements, which are unaudited except for the balance sheet as of December 31, 1994, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


  (2)  INVENTORIES

  Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:


                                      MARCH 31   December 31
                                        1995        1994
                                     ----------  -----------
     Components and subassemblies    $2,846,079   $3,712,084
     Work in process                    556,911      106,634
     Finished goods                   4,720,740    4,241,645
                                     ----------   ----------
                                     $8,123,730   $8,060,363
                                     ==========   ==========


  (3)  LINE OF CREDIT

  The Company has a $2.5 million unsecured line of credit agreement with a bank which matures on December 31, 1995. Borrowings are based on defined accounts receivable and are subject to interest at the Company's choice of either the bank's prime lending rate, the reserve adjusted certificate of deposit rate, or the Eurodollar (LIBOR) rate. The Company has not borrowed any funds under this line since November 1991.

  (4)  ACQUISITION

  On March 10, 1994, the Company acquired all of the outstanding common and preferred stock of Brixton Systems, Inc. (Brixton), a privately held company, in exchange for 986,094 unregistered shares of its common stock valued at $6.5 million, $5.5 million in cash, and the conversion of existing Brixton employee stock options into CNT stock options valued at approximately $1.98 million. The shares exchanged by the Company were valued at fair market value, reflecting a 33% discount because of their restricted nature. The transaction has been accounted for as a purchase, and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair market values on the date of acquisition. In addition, a portion of the purchase price paid to acquire Brixton has been allocated to research and development activities that were in process at the time of the acquisition and had not yet reached technological feasibility. The amount allocated to in-process research and development, $9,302,212, was immediately charged to expense upon the completion of the acquisition. This in-process research and development charge is reflected in the accompanying financial statements as an operating expense under the caption "Purchased in-process research and development."

  The following summary pro forma combined consolidated statements of operations data for the three months ended March 31, 1994 gives effect to the acquisition as if it took place at the beginning of the reporting period (in thousands, except per share data):

                                                    Unaudited Pro Forma
                                                    -------------------

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 1994
                                                    -------------------

      Revenue                                             $16,311
      Net loss                                             (8,895)
      Net loss per common and common equivalent share        (.40)

  (5) NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

  For the three months ended March 31, 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares primarily consist of dilutive stock options and warrants. For the three months ended March 31, 1994, net loss per common and common equivalent share was computed using the weighted average number of common shares outstanding. Stock options and warrants were not converted to common equivalent shares due to their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of
Operations of the Company.   (All amounts are expressed as a percentage of total
revenue except gross profit which is expressed as a percent of the related revenue.)

                                                    Three months ended March 31
                                                    ---------------------------
                                                        1995           1994
                                                      --------       --------
 REVENUE:
  Product sales                                         77.9 %          79.4 %
  Service fees                                          22.1            20.6
                                                       -----         -------
   Total revenue                                       100.0           100.0
                                                       -----         -------

 GROSS PROFIT:
  Product sales                                         71.9            66.7
  Service fees                                          16.8            12.7
                                                       -----         -------
   Total gross profit                                   59.7            55.6
                                                       -----         -------

 OPERATING EXPENSES:
  Sales and marketing                                   24.5            28.7
  Engineering and development                           14.6            16.1
  General and administrative                             7.3             6.0
  Purchased in-process research and development            -            59.6
                                                       -----         -------
   Total operating expenses                             46.4           110.4
                                                       -----         -------
 INCOME (LOSS) FROM OPERATIONS                          13.3           (54.8)
  Other income, net                                      2.0             1.9
                                                       -----         -------
 INCOME (LOSS) BEFORE INCOME TAXES                      15.3           (52.9)
  Provision for income taxes                             6.0             2.8
                                                       -----         -------
 NET INCOME (LOSS)                                       9.3 %         (55.7) %
                                                       =====         =======

  REVENUE

  The Company's revenue includes the sale and service of hardware systems and the licensing and support of related software products for its CHANNELink and UltraNet (acquired July 1993) family of networking products. Beginning March 10, 1994, with its acquisition of Brixton, the Company's revenue also includes the licensing and support of software for the internetworking and IBM connectivity data communications software market.

  Revenue increased 20% for the three-month period ended March 31, 1995 when compared to the same period in 1994. Revenue from the Company's CHANNELink product line totaled $15.4 million, an increase of 18% from the $13.1 million of revenue from the CHANNELink product line reported in the first quarter of 1994. Revenue from the Company's Brixton product line (acquired March 10,
  1994) totaled $2.9 million, an increase of 163% when compared to the $1.1 million of revenue reported by Brixton on a proforma basis during the same period in 1994. The Company's first quarter 1994 financial statements include $.4 million of Brixton revenue. The remaining $.7 million of revenue reported by Brixton on a proforma basis in the first quarter of 1994 was recorded prior to the Company's acquisition of Brixton. As expected, revenue from the Company's UltraNet product line decreased during the first quarter of 1995 to $.4 million, a decline of $1.7 million from the first quarter of 1994.

  Revenue from product sales increased $2.2 million or 18% during the three month period ended March 31, 1995 when compared to the same period in 1994. The growth in 1995 is attributable to an increase in Brixton product sales of approximately $2.3 million ($1.7 million increase on a proforma basis) and an increase in CHANNELink product sales of $1.0 million or 10% when compared to the same period in 1994. These increases were partially offset by a decrease in product sales from the Company's UltraNet product line. The Company has discontinued active marketing of the UltraNet product line and, accordingly, expects minimal UltraNet product sales in future periods. The 10% growth in product sales from the Company's CHANNELink product line during the three months ended March 31, 1995 primarily resulted from higher sales to the Company's international distributors, which were partially offset by a slight decrease in direct sales to customers in North America due to the timing of revenue recognition for several transactions that will conclude in the second quarter of 1995. The Company believes the slowdown in the rate of growth for its CHANNELink product sales is due to the maturing of its existing channel networking market.

  The Company anticipates that it will continue to invest in its North American direct sales force, increase the number of international distributors and resellers, and increase the number of indirect distribution sources for its Brixton data communications software products.

  As a result of these anticipated activities, a full year of revenue from the Brixton products and anticipated revenue from the Company's newest product line, called Convergence (which combines CHANNELink and Brixton technologies), the Company believes revenue will increase in 1995 in both North America and internationally but at a slower overall rate than in prior years. However, the actual results achieved by the Company may be impacted by a number of factors, including market acceptance of the Convergence product line, changes in general economic conditions, cost and availability of components, and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

  As in the past, the Company expects to continue to see quarter to quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations.

  Revenue from service fees, which primarily reflects maintenance service from the Company's technical support personnel, increased 29% during the three months ended March 31, 1995 when compared to the same period in 1994. The increase primarily reflects a 54% increase in CHANNELink service fees, partially offset by a 64% decrease in UltraNet service fees. Service fees from the Company's Brixton product line totaled $.2 million during the three month period ended March 31, 1995 and were minimal for the comparable prior year period.

  In 1995, the Company believes service fees for its CHANNELink and Brixton product lines will grow at approximately the same rate as the installed base of these products. The Company believes it will experience a steady decline in service fees from the UltraNet product line as a result of the nonrenewal of existing service contracts.

  GROSS PROFIT

  For the three months ended March 31, 1995, the gross profit margins from product sales were 72% as compared to 67% in the same period of 1994. The increase in gross margins from product sales resulted from a larger percentage of total revenue coming from Brixton software product sales and a larger percentage of CHANNELink product sales consisting of more complex, higher margin systems.

  The Company anticipates that product margins will continue to fluctuate from quarter to quarter because of the unpredictable nature of the product mix in any particular quarter. However, the Company anticipates that it will continue to experience relatively strong product margins during the balance of 1995, particularly if the Brixton line of software products becomes a larger percentage of overall revenue. However, there can be no assurance that the Company will be able to maintain historical gross profit margins on Brixton products, and actual gross profit margins on product sales throughout the remainder of 1995 will depend on a number of factors including market acceptance of the Convergence products, the mix of products, the relative amount of products sold through indirect distribution sources, and the level of continuing price competition.

  Gross profit margins on service fees were 17% and 13% during the three months ended March 31, 1995 and 1994, respectively. The increase in gross margins from service fees resulted from a steadily increasing base of installed CHANNELink units covered by maintenance contracts which provide economies of scale and the timing of certain maintenance contract renewals. During 1995, the Company anticipates making additional investments in its service business and, as these fixed costs of providing maintenance service are spread over a larger base of installed products, the Company anticipates gross profit margins on service fees will increase slightly throughout the remainder of 1995 when compared to the same periods in 1994.

  OPERATING EXPENSES

  Sales and marketing expenses increased approximately $110,000 or 2% during the three months ended March 31, 1995 as compared to the same period in 1994. The very slight increase in the first quarter of 1995, when compared to larger increases in sales and marketing expenses in previous quarters, primarily resulted from lower levels of spending and delays in filling several key sales and marketing positions. The Company expects to expand its domestic and international sales organizations as well as increase its marketing and customer support programs in 1995. As a result, the Company anticipates the rate of increase in sales and marketing expenses throughout the remainder of 1995 will be significantly higher than the 2% rate of increase experienced in the first quarter of 1995.

  Engineering and development costs (primarily compensation and related fringe benefits, depreciation, and consulting expenses) related to product development and enhancements to existing products increased approximately 10% during the three months ended March 31, 1995 as compared to the same period in 1994, but declined as a percentage of total revenue to 15% in the first quarter of 1995 as compared to 16% in the same period of 1994. The Company anticipates spending between 12% and 14% of total revenue on engineering and development in 1995, which includes additional investments in current and future products. The Company believes a sustained high level of investment is essential to continued customer satisfaction and future revenue.

  General and administrative expenses increased 47% during the three months ended March 31, 1995 as compared to the same period in 1994. The 1995 increase was related to planned additions to administrative staff, higher professional service expenses, and the inclusion of Brixton general administrative expenses for the entire quarter in 1995 as compared to a partial quarter in 1994. As a percentage of total revenue, general and administrative expenses were 7% of total revenue during the first three months of 1995 as compared to 6% during the same period in 1994. The Company anticipates that general and administrative expenses will be approximately 6% of total revenue in 1995.

  The Company recorded a provision for income taxes at an effective tax rate of 39% for the three months ended March 31, 1995. During the first quarter of 1994, the Company, recorded a $9.3 million charge for the write-off of non-deductible purchased in-process research and development. Excluding this charge, the Company recorded a provision for income taxes at an effective income tax rate of 42% during the first quarter of 1994. The Company anticipates that its effective income tax rate for the remainder of 1995 will be approximately 39%.

  FINANCIAL CONDITION

  The Company has historically financed its operations through the private and public sale of equity securities (aggregating approximately $56 million through March 31, 1995), bank borrowings under lines of credit, capital equipment leases, and cash generated from operations.

  Cash, cash equivalents and marketable securities at March 31, 1995 totaled $26.4 million, an increase of $8.1 million during the first three months of 1995. This net increase resulted from the cash provided by operations and financing activities of approximately $9 million, partially offset by the cash used for investing in property and equipment and field support spares of approximately $1.3 million.

  The Company has a $2.5 million unsecured line of credit agreement with a bank which matures on December 31, 1995. The Company has not borrowed any funds under this line of credit since November 1991.

  Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to continue to invest aggressively in productivity tools for its employees and in its field support spares.

  The Company believes that the current balances of cash, cash equivalents and marketable securities, when combined with cash flow from operations and funds available under its bank line of credit, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements at least through 1996.

  However, if the Company does not generate revenue as expected or incurs unanticipated expense, or needs additional investment funds to react to changes in its marketplace, it may need additional capital earlier or in greater amounts than would otherwise be required.

  The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                          PART II.  OTHER INFORMATION

  Item 1-5.  None

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits are filed herewith.

           Exhibit   Description
           -------   -----------

           2A.       Agreement and Plan of Merger among Computer
                     Network Technology Corporation, BRX Corp., Brixton Systems, Inc., and certain Significant Shareholders of Brixton, dated February 4, 1994. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated February 22, 1994.)

           4A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

           4B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

           10A. Revolving Credit Agreement and Security Agreement by and between First Bank National Association and the Company dated as of March 9, 1990 and Amendments No. 1 and 2 thereto dated March 31, 1991 and July 31, 1991, respectively. (Incorporated by reference to Exhibit 10A to Form S-2 Registration Statement No. 33-41985.)

           10B. Third Amendment to Credit Agreement dated March 24, 1992 by and between the Company and First Bank National Association. (Incorporated by reference to Exhibit 10B to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

           10C. Master Lease Agreement by and between the Company and Comdisco, Inc. dated September 7, 1990. (Incorporated by reference to Exhibit 10B to Form S-2 Registration Statement No. 33-41985.)

           10D. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10C to Form S-2 Registration Statement No. 33-41985.)

           10E. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to Exhibit 10F to Form S-2 Registration Statement No. 33-41985.)

           10F. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G to Form S-2 Registration Statement No. 33-41985.)

           10G. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A to Form S-8 Registration Statement, Commission File No. 33-41986.)

           10H. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-41986.)

           10I. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C to Form S-8 Registration Statement No. 33-41986.)

           10J. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D to Form S-8 Registration Statement No. 33-41986.)

           10K.      Employment agreement by and between the Company and Eugene
                     D. Misukanis. (Incorporated by reference to Exhibit 10B of Form S-2 Registration Statement No. 33-18501.)

           10L. Employment Agreement by and between the Company and C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10M of Form S-2 Registration Statement No. 33-41985.)

           10M. Employment Agreement by and between the Company and John R. Brintnall. (Incorporated by reference to Exhibit 10O Form S-2 Registration Statement No. 33-41985.)

           10N. Employment Agreement by and between the Company and Peter Dixon. (Incorporated by reference to Exhibit 10P of Form S-2 Registration Statement No. 33-41985.)

           10O.      Omitted

           10P. Employment Agreement by and between the Company and Richard Carlson. (Incorporated by reference to Exhibit 10S of Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

           10Q. 1992 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

           10R. 1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48944.)

           10S. Fourth Amendment to Credit Agreement dated July 24, 1992 by and between the Company and First Bank National Association (Incorporated by reference to Exhibit 10U to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

           10T. Fifth Amendment to Credit Agreement dated March 29, 1993 by and between the Company and First Bank National Association (Incorporated by reference to Exhibit 10V to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

           10U. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10V. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10W.      Employment Agreement by and between the Company and Julie
                     C. Quintal. (Incorporated by reference to Exhibit 10Z to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10X. Sixth Amendment to Credit Agreement dated December 31, 1993 by and between the Company and First Bank National Association. (Incorporated by reference to Exhibit 10AA to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10Y. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           10Z. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC to Form 10Q for the quarterly period ended March 31, 1994.)

           10AA. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-83266.)

           10BB. March 10, 1994 Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

           10CC. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

           10DD. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

           10EE.     Employment Agreement by and between the Company and Herbert
                     L. Rush III. (Incorporated by reference to Exhibit 10HH to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           10FF Employment Agreement by and between the Company and Frantz Corneille. (Incorporated by reference to Exhibit 10II to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

           27.       Financial Data Schedule.

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                COMPUTER NETWORK TECHNOLOGY CORPORATION
                                              (Registrant)



  Date:  May 12, 1995           By:   /s/ John R. Brintnall
         ------------                ----------------------------------
                                     John R. Brintnall
                                     Vice President of Finance
                                     (Principal financial and accounting officer
                                     and duly authorized signatory on behalf of
                                     the Registrant.)

                                 EXHIBIT INDEX

   Exhibit  Description                                                     Page
   -------  -----------                                                     ----

   2A. Agreement and Plan of Merger among Computer Network Technology Corporation, BRX Corp., Brixton Systems, Inc., and certain Significant Shareholders of Brixton, dated February 4, 1994. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated February 22, 1994.)

   4A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

   4B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

   10A. Revolving Credit Agreement and Security Agreement by and between First Bank National Association and the Company dated as of March 9, 1990 and Amendments No. 1 and 2 thereto dated March 31, 1991 and July 31, 1991, respectively. (Incorporated by reference to Exhibit 10A to Form S-2 Registration Statement
            No. 33-41985.)

   10B. Third Amendment to Credit Agreement dated March 24, 1992 by and between the Company and First Bank National Association. (Incorporated by reference to Exhibit 10B to Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

   10C. Master Lease Agreement by and between the Company and Comdisco, Inc. dated September 7, 1990. (Incorporated by reference to
            Exhibit 10B to Form S-2 Registration Statement No. 33-41985.)

   10D. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer Network Technology Corporation. (Incorporated by reference to
            Exhibit 10C to Form S-2 Registration Statement No. 33-41985.)

   10E. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to
            Exhibit 10F to Form S-2 Registration Statement No. 33-41985.)

   10F. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G to Form S-2 Registration Statement No. 33-41985.)

   10G. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A to Form S-8 Registration Statement, Commission File No. 33-41986.)

   10H. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-41986.)

   10I. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C to Form S-8 Registration Statement No. 33-41986.)

   Exhibit  Description                                                     Page
   -------  -----------                                                     ----

   10J. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D to Form S-8 Registration Statement No. 33-41986.)

   10K. Employment agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10B of Form S-2 Registration Statement No. 33-18501.)

   10L.     Employment Agreement by and between the Company and
            C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10M of Form S-2 Registration Statement No. 33-41985.)

   10M. Employment Agreement by and between the Company and John R. Brintnall. (Incorporated by reference to Exhibit 10O Form S-2 Registration Statement No. 33-41985.)

   10N. Employment Agreement by and between the Company and Peter Dixon. (Incorporated by reference to Exhibit 10P of Form S-2 Registration Statement No. 33-41985.)

   10O.     Omitted

   10P. Employment Agreement by and between the Company and Richard Carlson. (Incorporated by reference to Exhibit 10S of Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

   10Q. 1992 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

   10R. 1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48944.)

   10S. Fourth Amendment to Credit Agreement dated July 24, 1992 by and between the Company and First Bank National Association (Incorporated by reference to Exhibit 10U to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

   10T. Fifth Amendment to Credit Agreement dated March 29, 1993 by and between the Company and First Bank National Association (Incorporated by reference to Exhibit 10V to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

   10U. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   10V. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network
            Technology Corporation dated October 26, 1993.
            (Incorporated by reference to Exhibit 10Y to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   Exhibit  Description                                                     Page
   -------  -----------                                                     ----

   10W. Employment Agreement by and between the Company and Julie C. Quintal. (Incorporated by reference to Exhibit 10Z to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   10X. Sixth Amendment to Credit Agreement dated December 31, 1993 by and between the Company and First Bank National
            Association. (Incorporated by reference to Exhibit 10AA to Annual Report on Form 10-K for the fiscal year ended
            December 31, 1993.)

   10Y. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   10Z. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network
            Technology Corporation dated February 9, 1994.
            (Incorporated by reference to Exhibit 10CC to Form 10Q for the quarterly period ended March 31, 1994.)

   10AA.    March 10, 1994 Incentive Stock Option Agreements
            (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-83266.)

   10BB.    March 10, 1994 Non-Qualified Stock Option Agreements
            (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

   10CC. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

   10DD. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

   10EE.    Employment Agreement by and between the Company and Herbert
            L. Rush III (Incorporated by reference to Exhibit 10HH to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   10FF. Employment Agreement by and between the Company and Frantz Corneille (Incorporated by reference to Exhibit 10II to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   11.      Statement Re: Computation of Net Income (Loss) per Common and
            Common Equivalent Share........................................   20

   27.      Financial Data Schedule........................................   21