Form 10-Q
period 1995-06-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1995-08-14
CIK 701319

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1995 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________________________ TO ______________________


                       COMMISSION FILE NUMBER:  0-13994
                                                -------


                    Computer Network Technology Corporation
                    ---------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Minnesota                                  41-1356476
   ------------------------             ------------------------------------
   (State of Incorporation)             (I.R.S. Employer Identification No.)

  605 North Highway 169, Suite 800, Minneapolis, Minnesota            55441
  --------------------------------------------------------         ----------
          (Address of principal executive offices)                 (Zip Code)


                       Telephone Number:  (612) 797-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X     No
                                                  -----      -----

As of July 25, 1995, the registrant had 22,668,280 shares of $.01 par value common stock issued and outstanding.



===============================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1995 and
            December 31, 1994...........................................      3

          Consolidated Statements of Operations for the three
            and six months ended June 30, 1995 and 1994.................      4

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 1995 and 1994................................      5

          Notes to Consolidated Financial Statements....................      6

 Item 2.  Management's Discussion and Analysis of

            Results of Operations.......................................      8
            Financial Condition.........................................     13


PART II.  OTHER INFORMATION.............................................     14

 Item 4.    Submission of Matters to a Vote of Security Holders

 Item 5.    None

 Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES..............................................................     19

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30       December 31
                                                                   1995            1994
                                                              -------------    -----------
ASSETS                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                   $19,074,486      $15,855,905
  Marketable securities                                         9,842,580        2,486,234
  Receivables, net                                             20,612,040       23,451,598
  Inventories                                                   9,257,526        8,060,363
  Deferred tax asset                                            2,120,000        2,120,000
  Other current assets                                            734,913        1,088,164
                                                              -----------      -----------
    Total current assets                                       61,641,545       53,062,264
                                                              -----------      -----------

Property and equipment, net                                     8,439,682        9,285,714
Field support spares, net                                       5,039,544        5,473,078
Purchased technology, net                                       3,875,119        4,215,391
Goodwill, net                                                     770,890          780,479
Other assets                                                      422,119          331,848
                                                              -----------      -----------
                                                              $80,188,899      $73,148,774
                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 3,131,049      $ 2,163,054
  Accrued liabilities                                           4,330,021        5,125,365
  Deferred revenue                                             10,495,087        7,463,821
  Income taxes payable                                          1,248,477        2,663,096
  Current installments of obligations under capital leases        139,138          259,540
                                                              -----------      -----------
    Total current liabilities                                  19,343,772       17,674,876
                                                              -----------      -----------

Obligations under capital leases, less current installments        97,520          163,028
Deferred tax liability                                          1,332,000        1,332,000
                                                              -----------      -----------
    Total liabilities                                          20,773,292       19,169,904
                                                              -----------      -----------
Shareholders' equity:
  Common stock, $.01 par value; authorized
    30,000,000 shares, issued and outstanding
    22,644,530 at June 30, 1995 and
    22,360,122 at December 31, 1994                               226,445          223,601
  Additional paid-in capital                                   56,837,620       55,801,073
  Retained earnings (deficit)                                   2,524,641       (1,656,636)
  Cumulative translation adjustment                              (173,099)        (389,168)
                                                              -----------      -----------
    Total shareholders' equity                                 59,415,607       53,978,870
                                                              -----------      -----------
                                                              $80,188,899      $73,148,774
                                                              ===========      ===========

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three months ended            Six months ended
                                                           June 30                      June 30
                                                 --------------------------    --------------------------
                                                     1995           1994           1995           1994
                                                 -----------    -----------    -----------    -----------
REVENUE:
 Product sales                                   $17,388,784    $14,696,331    $31,972,297    $27,075,524
 Service fees                                      4,387,199      3,359,130      8,534,477      6,576,356
                                                 -----------    -----------    -----------    -----------
  Total revenue                                   21,775,983     18,055,461     40,506,774     33,651,880
                                                 -----------    -----------    -----------    -----------

COST OF REVENUE:
 Cost of product sales                             4,895,689      4,928,876      8,989,341      9,051,853
 Cost of service fees                              3,419,654      3,355,371      6,872,251      6,164,489
                                                  ----------    -----------    -----------    -----------
  Total cost of revenue                            8,315,343      8,284,247     15,861,592     15,216,342
                                                 -----------    -----------    -----------    -----------

GROSS PROFIT                                      13,460,640      9,771,214     24,645,182     18,435,538
                                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES:
 Sales and marketing                               5,633,728      5,147,528     10,222,462      9,625,407
 Engineering and development                       2,830,504      2,996,340      5,573,738      5,500,840
 General and administrative                        1,553,597      1,195,775      2,926,315      2,128,185
 Purchased in-process research
 and development                                           -              -              -      9,302,212
                                                 -----------    -----------    -----------    -----------
  Total operating expenses                        10,017,829      9,339,643     18,722,515     26,556,644
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                      3,442,811        431,571      5,922,667     (8,121,106)
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
 Interest income                                     435,565        137,405        779,265        313,142
 Interest expense                                    (30,117)       (34,985)       (43,226)       (77,742)
 Other, net                                           79,516        287,942        133,571        462,294
                                                 -----------    -----------    -----------    -----------
  Other income                                       484,964        390,362        869,610        697,694
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                  3,927,775        821,933      6,792,277     (7,423,412)

PROVISION FOR INCOME TAXES                         1,494,000        350,000      2,611,000        795,000
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                $ 2,433,775    $   471,933    $ 4,181,277    $(8,218,412)
                                                 ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                          $       .10    $       .02     $      .18    $      (.38)
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                                 23,743,694     23,161,958     23,532,195     21,679,529
                                                 ===========    ===========    ===========    ===========

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                             Six months ended June 30
                                                           ----------------------------
                                                              1995             1994
                                                           -----------     ------------
OPERATING ACTIVITIES:
 Net income (loss)                                         $ 4,181,277     $ (8,218,412)
 Depreciation and amortization                               3,957,008        3,062,606
 Purchase of in-process research and development                -             9,302,212
 Increase in deferred taxes                                     -              (120,000)

 CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF THE EFFECT OF ACQUIRED COMPANY:
  Receivables                                                2,839,558       (1,465,328)
  Inventories                                               (1,197,163)      (3,776,569)
  Other current assets                                         353,251          703,603
  Accounts payable                                             967,995          (64,715)
  Accrued expenses                                          (2,209,963)      (3,362,088)
  Deferred revenue                                           3,031,266        2,396,663
                                                           -----------     ------------
   Cash provided by (used for) operating activities         11,923,229       (1,542,028)
                                                           -----------     ------------

INVESTING ACTIVITIES:
 Additions to property and equipment                        (1,433,713)      (3,117,354)
 Additions to field support spares                            (889,761)      (2,308,552)
 Purchase of Brixton, net of cash acquired                      -            (5,455,671)
 Redemption of marketable securities                        (7,356,346)          -
 Other                                                        (128,039)        (141,326)
                                                           -----------     ------------
  Cash used for investing activities                        (9,807,859)     (11,022,903)
                                                           -----------     ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      1,039,391          695,412
 Repayments of obligations under capital leases               (185,910)        (542,144)
                                                           -----------     ------------
  Cash provided by financing activities                        853,481          153,268
                                                           -----------     ------------

Effects of exchange rate changes                               249,730           69,817

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                        3,218,581      (12,341,846)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             15,855,905       24,452,737
                                                           -----------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   19,074,486     $ 12,110,891
                                                           ===========     ============

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

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:


                                             JUNE 30   December 31
                                              1995        1994
                                           ----------  -----------
           Components and subassemblies    $4,385,080   $3,712,084
           Work in process                    315,783      106,634
           Finished goods                   4,556,663    4,241,645
                                           ----------   ----------
                                           $9,257,526   $8,060,363
                                           ==========   ==========


(3)  ACQUISITION

On March 10, 1994, the Company acquired all of the outstanding common and preferred stock of Brixton Systems, Inc. (Brixton), in exchange for 986,094 unregistered shares of its common stock valued at $6.5 million, $5.5 million in cash, assumption of $1.6 million in liabilities and the conversion of existing Brixton employee stock options into CNT stock options valued at approximately $2.0 million. The transaction has been accounted for as a purchase, and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair market values on the date of acquisition. In addition, a portion of the purchase price paid to acquire Brixton has been allocated to research and development activities that were in process at the time of the acquisition and had not yet reached technological feasibility. The amount allocated to in-process research and development, $9,302,212, was immediately charged to expense upon the completion of the acquisition. The Company's consolidated financial statements include the results of Brixton's operations since March 10, 1994.

(4)  COMMON STOCK EQUIVALENTS

For the three month periods ended June 30, 1995 and 1994, and the six month period ended June 30, 1995, outstanding stock options and warrants were converted to common equivalent shares using the treasury stock method. For the six month period ended June 30, 1994, outstanding stock options and warrants were not converted to common equivalent shares due to their antidilutive nature.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Operations of the Company. (All amounts are expressed as a percentage of total revenue except gross profit which is expressed as a percent of the related revenue.)


                                       Three months ended       Six months ended
                                            June 30                 June 30
                                       ------------------      -----------------
                                       1995        1994        1995        1994
                                       ----        ----        ----        ----
REVENUE:
  Product sales                         79.9%       81.4%       78.9%       80.5%
  Service fees                          20.1        18.6        21.1        19.5
                                       -----       -----       -----       -----
    Total revenue                      100.0       100.0       100.0       100.0
                                       -----       -----       -----       -----

GROSS PROFIT:
  Product sales                         71.8        66.5        71.9        66.6
  Service fees                          22.1         0.1        19.5         6.3
                                       -----       -----       -----       -----
    Total gross profit                  61.8        54.1        60.8        54.8
                                       -----       -----       -----       -----

OPERATING EXPENSES:
  Sales and marketing                   25.9        28.5        25.2        28.7
  Engineering and development           13.0        16.6        13.8        16.3
  General and administrative             7.1         6.6         7.2         6.3
  Purchased in-process research
  and development                          -           -           -        27.6
                                       -----       -----       -----       -----
    Total operating expenses            46.0        51.7        46.2        78.9
                                       -----       -----       -----       -----
INCOME (LOSS) FROM OPERATIONS           15.8         2.4        14.6       (24.1)
  Other income                           2.2         2.2         2.1         2.0
                                       -----       -----       -----       -----
INCOME (LOSS) BEFORE INCOME TAXES       18.0         4.6        16.7       (22.1)
  Provision for income taxes            (6.8)       (2.0)       (6.4)       (2.3)
                                       -----       -----       -----       -----
NET INCOME (LOSS)                       11.2%        2.6%       10.3%      (24.4)%
                                       =====       =====       =====       =====


     REVENUE

     The Company's revenue primarily includes the sale and service of its Channelink products for the channel networking market and the licensing, sale and support of its Brixton hardware and software products for the internetworking and IBM connectivity data communications market. The Company's consolidated financial statements include the results of Brixton's operations since its acquisition on March 10, 1994.

     Revenue increased 21% and 20% for the three and six month periods ended June 30, 1995, respectively, when compared to the same periods of 1994. Revenue from the Company's

Channelink product line totaled $18.7 million and $34.1 million for the three and six month periods ended June 30, 1995, respectively, increases of 23% and 21%, respectively, when compared to the same periods of 1994.

Revenue from the Company's Brixton product line (acquired March 10, 1994) totaled $2.8 million and $5.7 million for the three and six month periods ended June 30, 1995, respectively, increases of 82% and 120%, respectively, when compared to the revenue reported by Brixton on a pro forma basis during the same periods of 1994. The Company's financial statements for the six months ended June 30, 1994 include $1.9 million of Brixton revenue. The remaining $.7 million of Brixton revenue reported on a pro forma basis was recorded during the first quarter of 1994 prior to the Company's acquisition of Brixton.

Revenue from the Company's UltraNet product line totaled $.3 million and $.7 million for the three and six month periods ended June 30, 1995, respectively, decreases of $1.1 million and $2.8 million, respectively, when compared to the same periods of 1994. The reductions in revenue from the UltraNet product line were expected as the Company has discontinued active marketing of the UltraNet product line.

Revenue from product sales increased 18% for both the three and six month periods ended June 30, 1995, when compared to the same periods of 1994. The growth in product sales is attributable to increases in Channelink product sales of 19% and 15%, and Brixton product sales of 80% and 196% for the three and six months ended June 30, 1995, respectively. Brixton product sales increased 120% on a pro forma basis for the six months ended June 30, 1995. These increases were partially offset by the expected decrease in product sales from the Company's UltraNet product line. The increase in Channelink product sales for the three and six months ended June 30, 1995 primarily resulted from an increase in direct sales to end user customers in North America and Europe. The increase in Channelink product sales for the three months ended June 30, 1995 was partially offset by a decrease in sales to the Company's international distributors.

Revenue from service fees, which primarily reflects purchases of maintenance service from the Company's technical support personnel, increased 31% and 30% during the three and six months ended June 30, 1995, respectively, when compared to the same periods of 1994. The increase primarily reflects a 42% and 48% increase in Channelink service fees for the three and six months ended June 30, 1995, respectively, which were partially offset by the expected decline in UltraNet service fees. The Company believes it will experience a steady decline in service fees from the UltraNet product line as a result of the nonrenewal of existing maintenance contracts. Service fees from the Company's Brixton product line totaled $.2 million and $.4 million during the three and six months ended June 30, 1995, respectively. Service revenue from the Brixton product line was approximately $.1 million during the six months ended June 30, 1994. In 1995, the Company believes service fees for its Channelink and Brixton product lines will grow at approximately the same rate as the installed base of these products.

The Company derived 24% and 28% of its revenue from international customers during the three and six months ended June 30, 1995, respectively, as compared to 34% and 31%, respectively, for the same periods of 1994. The percentage of revenue derived from international customers for any given period is subject to fluctuation due to the variable timing of sizable orders from customers.

As in the past, the Company expects to continue to see quarter to quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. For the first six months of 1995, the Company's order level increased 22% when compared to the same period of 1994 to over $45 million, which translates into a "book-to-bill" ratio of 1.11. During the second quarter of 1995, orders for product and services totaled $17 million, which translates into a "book-to-bill" ratio of .78, a lower order rate when compared to recent periods. The Company currently anticipates that revenue for the three months ending September 30, 1995 will be less than the $23.8 million of revenue recorded by the Company during the three months ended September 30, 1994.

The Company believes that the anticipated lower revenue in the third quarter of 1995 can be attributed to the recent reduction in orders from the Company's traditional Channelink market, lower than expected revenue from OEM resellers of Brixton software products, and a longer than expected recruiting period for experienced sales and marketing employees for the Brixton marketplace. The Company believes the growth in new applications, particularly in the area of network based storage, should result in continuing demand for the Company's Channelink products.

The Company anticipates that it will fill the current vice president of sales vacancy during the third quarter of 1995 and will continue to invest in its North American direct sales force and increase the number of international distributors and resellers of its products. During the second quarter of 1995, the Company hired additional sales and marketing employees who are dedicated to the Brixton product line, and the Company is continuing to actively recruit additional sales and marketing personnel with prior experience in the Brixton marketplace. In addition, Sun Microsystems recently released certain Brixton software products to its sales organization and we believe they are now being actively marketed. A couple of account opportunities could also result in higher third quarter revenue; however, the realization of revenue from these opportunities is unlikely in the third quarter and these opportunities are not included in the Company's current forecast. There can be no assurance that these activities will result in revenue increases in the current or future periods.

As a result of these anticipated activities and a full year of revenue from the Brixton product line (including the Brixton integrated gateway which was previously called Convergence), the Company believes revenue will increase in 1995 in both North America and internationally, but at a slower overall rate than in prior years. The actual results achieved by the Company may be impacted by a number of factors, including market acceptance of the Brixton product line, the availability of new employees who are experienced in the Brixton marketplace, growth in new applications for the Company's Channelink products, changes in general economic conditions, cost and availability of components, and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

GROSS PROFIT

The gross profit margins from product sales for both the three and six months ended June 30, 1995 were 72%, as compared to 66% and 67%, for the three and six months ended June 30, 1994, respectively. The increase in gross margins from product sales resulted from a larger percentage of total revenue coming from Brixton software product sales and a larger percentage of Channelink product sales consisting of more complex, higher margin systems.

The Company anticipates that product margins will continue to fluctuate from quarter to quarter because of the unpredictable nature of the product mix in any particular quarter. However, the Company anticipates that it will continue to experience relatively strong product margins during the remainder of 1995, particularly if the Brixton products become a larger percentage of overall revenue.

There can be no assurance that the Company will be able to maintain historical gross profit margins on Brixton products, and actual gross profit margins on product sales throughout the remainder of 1995 will depend on a number of factors, including market acceptance of the Brixton product line, the mix of products, the relative amount of products sold through indirect distribution sources, and the level of continuing price competition.

For the three and six months ended June 30, 1995, gross profit margins on service fees were 22% and 19%, respectively, as compared to 0% and 6%, respectively, during the same periods of 1994. The increase in gross margins from service fees resulted from a steadily increasing base of installed Channelink units covered by maintenance contracts, which provide economies of scale, and the timing of certain maintenance contract renewals.

During 1995, the Company anticipates making additional investments in its service business and, as these fixed costs of providing maintenance service are spread over a larger base of installed products, the Company anticipates gross profit margins on service fees will increase slightly throughout the remainder of 1995 when compared to the same periods in 1994, although the Company expects that service margins will be somewhat lower than the levels experienced in the second quarter of 1995.

OPERATING EXPENSES

Sales and marketing expenses increased during the three and six month periods ended June 30, 1995 by 9% and 6%, respectively, when compared to the same periods of 1994. The increases primarily resulted from continuing expansion of the Company's sales organization, with an emphasis being placed on new employees to expand the Company's sales and support activities in the Brixton marketplace. The Company expects to expand its domestic and international sales organizations as well as increase its marketing and customer support programs during the second half of 1995.

Engineering and development costs (primarily compensation and related fringe benefits, depreciation, and consulting expenses) related to product development and enhancements to existing products did not change significantly during the three and six months ended June 30,

1995 as compared to the same periods in 1994. Engineering and development costs declined as a percentage of revenue to 13% and 14% of revenue during the three and six month periods ended June 30, 1995, respectively, as compared to 17% and 16% of revenue, respectively, during the same periods of 1994.

The Company anticipates spending between 12% and 14% of total revenue on engineering and development in 1995, which includes additional investments in current and future products. The Company believes a sustained high level of investment is essential to continued customer satisfaction and future revenue.

General and administrative expenses increased during the three and six months ended June 30, 1995 by 30% and 38%, respectively, when compared to the same period of 1994. The increases during 1995 are primarily related to planned additions to administrative staff. In addition, the six months ended June 30, 1995 include general and administrative expenses associated with Brixton for the entire period, as compared to the approximately four months of expense that were incurred subsequent to the acquisition in 1994. General and administrative expenses were 6% to 7% of total revenue during the three and six months ended June 30, 1995 and 1994; and the Company anticipates general and administrative expenses will remain in that same range during the balance of 1995.

The Company recorded a provision for income taxes at an effective rate of approximately 38% for the three and six months ended June 30, 1995. During the six months ended June 30, 1994, the Company recorded a $9.3 million charge for purchased in-process research and development. Excluding this charge, the Company recorded a provision for income taxes at an effective rate of 42% for both the three and six months ended June 30, 1994. The Company anticipates that its effective income tax rate for the remainder of 1995 will be between 37% and 39%.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases, and cash generated from operations.

Cash, cash equivalents and marketable securities at June 30, 1995 totaled $28.9 million, an increase of $10.6 million during the first six months of 1995. This net increase resulted from the cash provided by operations, financing activities, and the effects of exchange rate changes which aggregate, $13.0 million, partially offset by the cash used for investing in property and equipment, field support spares and other assets of approximately $2.4 million.

Expenditures for capital equipment and field support spares have been, and likely will continue to be, a significant capital requirement. The Company plans to continue to invest aggressively in productivity tools for its employee and in its field support spares.

The Company believes that the current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1996; however, if the Company does not generate revenue as expected or incurs unanticipated expense, or needs additional investment funds to react to changes in the marketplace, it may need additional capital earlier or in greater amounts than would otherwise be required.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                         PART II.     OTHER INFORMATION

Item 1-3. None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders was held May 18, 1995.

          (b) Elected as Directors of the Company


              C. McKenzie Lewis III
              Erwin A. Kelen
              Eugene D. Misukanis
              Lawrence Perlman
              John A. Rollwagen

          (c) Matters voted upon

                                                                                            Broker
                                                 Affirmative      Negative                   Non
                                                    votes          votes       Abstain       Votes
                                                 ------------     --------     --------    ---------
              1. Election of Directors

                 C. McKenzie Lewis III            17,497,856      181,933          0           0
                 Erwin A. Kelen                   17,499,423      180,366          0           0
                 Eugene D. Misukanis              17,490,373      189,416          0           0
                 Lawrence Perlman                 17,484,680      195,109          0           0
                 John A. Rollwagen                17,496,323      183,466          0           0

              2. Proposal to ratify and
                 approve the appointment
                 of KPMG Peat Marwick
                 LLP as Independent
                 Auditors of the Company
                 for the year ending
                 December 31, 1995                17,502,158       77,575       100,057        0


Item 5.    None

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

        10B. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer Network Technology Corporation. (Incorporated by reference to
                 Exhibit 10C to Form S-2 Registration Statement No. 33-41985.)

        10C. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to
                 Exhibit 10F to Form S-2 Registration Statement No. 33-41985.)

        10D. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G to Form S-2 Registration Statement No. 33-41985.)

        10E. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A to Form S-8 Registration Statement, Commission File No. 33-41986.)

        10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-41986.)

        10G. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C to Form S-8 Registration Statement No. 33-41986.)

        10H. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D to Form S-8 Registration Statement No. 33-41986.)

        10I. Employment agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10B of Form S-2 Registration Statement No. 33-18501.)

        10J. Employment Agreement by and between the Company and C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10M of Form S-2 Registration Statement No. 33-41985.)

        10K. Employment Agreement by and between the Company and John R. Brintnall. (Incorporated by reference to Exhibit 10O Form S-2 Registration Statement No. 33-41985.)

        10L. Employment Agreement by and between the Company and Peter Dixon. (Incorporated by reference to Exhibit 10P of Form S-2 Registration Statement No. 33-41985.)

        10M. Employment Agreement by and between the Company and Richard Carlson. (Incorporated by reference to Exhibit 10s of Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

        10N.     1992 Employee Stock Purchase Plan (Incorporated by reference to
                 Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

        10O. 1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48944.)

        10P. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

        10Q. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

        10R. Employment Agreement by and between the Company and Julie C. Quintal. (Incorporated by reference to Exhibit 10Z to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

        10S. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

        10T. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC to Form 10Q for the quarterly period ended March 31, 1994.)

        10U. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-83266.)

        10V. March 10, 1994 Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

        10W. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

        10X. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

        10Y. Employment Agreement by and between the Company and Herbert L. Rush III. (Incorporated by reference to Exhibit 10HH to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        10Z. Employment Agreement by and between the Company and Frantz Corneille. (Incorporated by reference to Exhibit 10II to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

        27.      Financial Data Schedule.

    (b)          No reports on Form 8-K were filed during the quarter ended
                 June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                             COMPUTER NETWORK TECHNOLOGY CORPORATION
                                          (Registrant)



Date:  August 11, 1995       By: /s/ John R. Brintnall
       ---------------           -------------------------------------------
                                 John R. Brintnall
                                 Vice President of Finance
                                 (Principal financial and accounting officer
                                 and duly authorized signatory on behalf
                                 of the Registrant.)

                                 EXHIBIT INDEX


Exhibit  Description                                                       Page
-------  -----------                                                       ----

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

10B. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer
         Network Technology Corporation. (Incorporated by reference to Exhibit 10C to Form S-2 Registration Statement No. 33-41985.)

10C. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to
         Exhibit 10F to Form S-2 Registration Statement No. 33-41985.)

10D. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G to Form S-2 Registration Statement No. 33-41985.)

10E. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A to Form S-8 Registration Statement, Commission File No. 33-41986.)

10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-41986.)

10G. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C to Form S-8 Registration Statement
         No. 33-41986.)

Exhibit  Description                                                       Page
-------  -----------                                                       ----

10H. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D to Form S-8 Registration Statement No. 33-41986.)

10I. Employment agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10B of Form S-2 Registration Statement No. 33-18501.)

10J. Employment Agreement by and between the Company and C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10M of Form S-2 Registration Statement No. 33-41985.)

10K. Employment Agreement by and between the Company and John R. Brintnall. (Incorporated by reference to Exhibit 10O Form S-2 Registration Statement No. 33-41985.)

10L. Employment Agreement by and between the Company and Peter Dixon. (Incorporated by reference to Exhibit 10P of Form S-2
         Registration Statement No. 33-41985.)

10M. Employment Agreement by and between the Company and Richard Carlson. (Incorporated by reference to Exhibit 10S of Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10N.     1992 Employee Stock Purchase Plan (Incorporated by reference to
         Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

10O. 1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48944.)

10P.     Sublease Agreement by and between ITT Consumer Financial
         Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended
         December 31, 1993.)

10Q.     First Amendment to Sublease Agreement by and between ITT
         Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

Exhibit  Description                                                       Page
-------  -----------                                                       ----

10R. Employment Agreement by and between the Company and Julie C. Quintal. (Incorporated by reference to Exhibit 10Z to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10S. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10T. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC to Form 10Q for the quarterly period ended March 31, 1994.)

10U. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-83266.)

10V.     March 10, 1994 Non-Qualified Stock Option Agreements
         (Incorporated by reference to Exhibit 28.3 to Form S-8
         Registration Statement No. 33-83266.)

10W. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

10X. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

10Y. Employment Agreement by and between the Company and Herbert L. Rush III (Incorporated by reference to Exhibit 10HH to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10Z. Employment Agreement by and between the Company and Frantz Corneille (Incorporated by reference to Exhibit 10II to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

11.      Statement Re: Computation of Net Income (Loss) per Common and
         Common Equivalent Share........................................... 23

27.      Financial Data Schedule .......................................... 24