Form 10-Q
period 1995-09-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1995-11-13
CIK 701319

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1995 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________________________ TO ______________________


                       COMMISSION FILE NUMBER:  0-13994
                                               ---------


                    Computer Network Technology Corporation
                    ---------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      Minnesota                                         41-1356476
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


605 North Highway 169, Suite 800, Minneapolis, Minnesota               55441
--------------------------------------------------------              --------
        (Address of principal executive offices)                      (ZipCode)


                       Telephone Number:  (612) 797-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes  [X]     No ______

As of November 6, 1995, the registrant had 22,903,317 shares of $.01 par value common stock issued and outstanding.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                     Page
                                                                    ----

Item 1.   Financial Statements


          Consolidated Balance Sheets as of September 30, 1995 and
          December 31, 1994........................................    3

          Consolidated Statements of Operations for the three and
          nine months ended September 30, 1995 and 1994............    4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1995 and 1994.................    5

          Notes to Consolidated Financial Statements...............    6

Item 2.   Management's Discussion and Analysis of

          Results of Operations....................................    8
          Financial Condition......................................   14

PART II.  OTHER INFORMATION........................................   15

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   None

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES.........................................................   18

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30      December 31
                                                 1995              1994
                                           --------------    -------------
ASSETS                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents              $   13,315,206    $  15,855,905
    Marketable securities                      15,995,914        2,486,234
    Receivables, net                           16,976,931       23,451,598
    Inventories                                12,158,429        8,060,363
    Deferred tax asset                          2,120,000        2,120,000
    Other current assets                          897,660        1,088,164
                                           --------------    -------------
        Total current assets                   61,464,140       53,062,264
                                           --------------    -------------

Property and equipment, net                     8,127,257        9,285,714
Field support spares, net                       4,595,465        5,473,078
Purchased technology, net                       3,907,153        4,215,391
Goodwill, net                                     747,704          780,479
Other assets                                      147,625          331,848
                                           --------------    -------------
                                           $   78,989,344    $  73,148,774
                                           ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $    2,927,508    $   2,163,054
    Accrued liabilities                         4,112,170        5,125,365
    Deferred revenue                           10,177,007        7,463,821
    Income taxes payable                                -        2,663,096
    Current installments of obligations
     under capital leases                         127,722          259,540
                                           --------------    -------------
        Total current liabilities              17,344,407       17,674,876
                                           --------------    -------------

Obligations under capital leases, less
 current installments                              73,076          163,028
Deferred tax liability                          1,332,000        1,332,000
                                           --------------    -------------
        Total liabilities                      18,749,483       19,169,904
                                           --------------    -------------

Shareholders' equity:
    Common stock, $.01 par value;
     authorized 30,000,000 shares, issued
     and outstanding 22,901,817 at
     September 30, 1995 and 22,360,122
     at December 31, 1994                         229,018          223,601
    Additional paid-in capital                 57,214,736       55,801,073
    Retained earnings (deficit)                 2,991,640       (1,656,636)
    Cumulative translation adjustment            (195,533)        (389,168)
                                           --------------    -------------
        Total shareholders' equity             60,239,861       53,978,870
                                           --------------    -------------
                                           $   78,989,344    $  73,148,774
                                           ==============    =============

See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                            Three months ended               Nine months ended
                                               September 30                    September 30
                                       ---------------------------     ---------------------------
                                           1995            1994           1995            1994
                                       -----------     -----------     -----------     -----------
REVENUE:
  Product sales                        $11,902,319     $19,911,132     $43,874,616     $46,986,656
  Service fees                           4,685,104       3,921,661      13,219,581      10,498,017
                                       -----------     -----------     -----------     -----------
      Total revenue                     16,587,423      23,832,793      57,094,197      57,484,673
                                       -----------     -----------     -----------     -----------

COST OF REVENUE:
  Cost of product sales                  3,768,113       9,141,684      12,757,454      18,193,537
  Cost of service fees                   3,779,230       3,418,175      10,651,481       9,582,664
                                       -----------     -----------     -----------     -----------
      Total cost of revenue              7,547,343      12,559,859      23,408,935      27,776,201
                                       -----------     -----------     -----------     -----------

GROSS PROFIT                             9,040,080      11,272,934      33,685,262      29,708,472
                                       -----------     -----------     -----------     -----------

OPERATING EXPENSES:
  Sales and marketing                    5,013,898       5,799,089      15,236,360      15,424,496
  Engineering and development            2,574,606       3,182,160       8,148,344       8,683,000
  General and administrative             1,207,493       1,438,594       4,133,808       3,566,779
  Purchased in-process research
    and development                              -               -               -       9,302,212
                                       -----------     -----------     -----------     -----------
      Total operating expenses           8,795,997      10,419,843      27,518,512      36,976,487
                                       -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS              244,083         853,091       6,166,750      (7,268,015)
                                       -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest income                          420,441         111,978       1,199,706         425,120
  Interest expense                          (5,848)        (30,410)        (49,074)       (108,152)
  Other, net                                94,323         235,363         227,894         697,657
                                       -----------     -----------     -----------     -----------
      Other income                         508,916         316,931       1,378,526       1,014,625
                                       -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES          752,999       1,170,022       7,545,276      (6,253,390)

PROVISION FOR INCOME TAXES                 286,000         465,000       2,897,000       1,260,000
                                       -----------     -----------     -----------     -----------

NET INCOME (LOSS)                      $   466,999     $   705,022     $ 4,648,276     $(7,513,390)
                                       ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON
AND COMMON EQUIVALENT SHARE            $       .02     $       .03     $       .20     $      (.34)
                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                       23,802,266      23,008,805      23,624,149      21,861,863
                                       ===========    ============     ===========     ===========

See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine months ended September 30
                                                        ------------------------------
                                                            1995              1994
                                                        ------------      ------------
OPERATING ACTIVITIES:
    Net income (loss)                                   $  4,648,276      $ (7,513,390)
    Depreciation and amortization                          5,876,889         4,965,024
    Purchase of in-process research and development                -         9,302,212
    Increase in deferred taxes                                     -           (55,000)

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF
  THE EFFECT OF ACQUIRED COMPANIES:
    Receivables                                            6,474,667        (5,612,454)
    Inventories                                           (4,098,066)         (187,629)
    Other current assets                                     190,505           686,330
    Accounts payable                                         764,454        (1,125,383)
    Accrued expenses                                      (3,676,291)       (1,181,934)
    Deferred revenue                                       2,713,186         3,038,271
                                                        ------------      ------------
        Cash provided by operating activities             12,893,620         2,316,047
                                                        ------------      ------------

INVESTING ACTIVITIES:
    Additions to property and equipment                   (2,167,804)       (3,874,611)
    Additions to field support spares                     (1,131,755)       (3,305,405)
    Purchase of marketable securities                    (13,509,680)       (2,009,134)
    Purchase of Brixton, net of cash acquired                      -        (5,455,671)
    Other                                                    (82,244)         (125,216)
                                                        ------------      ------------
        Cash used for investing activities               (16,891,483)      (14,770,037)
                                                        ------------      ------------

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                 1,419,080           973,220
    Repayments of obligations under capital leases          (221,770)         (845,086)
                                                        ------------      ------------
        Cash provided by financing activities              1,197,310           128,134
                                                        ------------      ------------
Effects of exchange rate changes                             259,854           115,468
                                                        ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,540,699)      (12,210,388)

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD          15,855,905        24,452,737
                                                        ------------      ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD              $ 13,315,206      $ 12,242,349
                                                        ============      ============


See accompanying notes to financial statements

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


(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                         SEPTEMBER 30     December 31
                                             1995            1994
                                         ------------     -----------
        Components and subassemblies     $ 5,467,393      $3,712,084
        Work in process                    2,372,957         106,634
        Finished goods                     4,318,079       4,241,645
                                         -----------      ----------
                                         $12,158,429      $8,060,363
                                         ===========      ==========


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

(4)  COMMON STOCK EQUIVALENTS

For the three and nine months ended September 30, 1995, and the three months ended September 30, 1994, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options and warrants, were converted using the treasury stock method. For the nine months ended September 30, 1994, net loss per common share was computed using the weighted average number of common shares outstanding. Stock options and warrants were not converted to common equivalent shares due to their antidilutive nature.

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

                                Three months ended    Nine months ended
                                   September 30          September 30
                                ------------------    -----------------
                                 1995         1994     1995        1994
                                -----        -----    -----       -----
REVENUE:
  Product sales                  71.8%        83.5%    76.8%       81.7%
  Service fees                   28.2         16.5     23.2        18.3
                                -----        -----    -----       -----
    Total revenue               100.0        100.0    100.0       100.0
                                -----        -----    -----       -----

GROSS PROFIT:
  Product sales                  68.3         54.1     70.9        61.3
  Service fees                   19.3         12.8     19.4         8.7
                                -----        -----    -----       -----
    Total gross profit           54.5         47.3     59.0        51.7
                                -----        -----    -----       -----

OPERATING EXPENSES:
  Sales and marketing            30.2         24.3     26.7        26.8
  Engineering and development    15.5         13.4     14.3        15.1
  General and administrative      7.3          6.0      7.2         6.2
  Purchased in-process research
   and development                 --          --        --        16.2
                                -----        -----    -----       -----
    Total operating expenses     53.0         43.7     48.2        64.3
                                -----        -----    -----       -----

INCOME (LOSS) FROM OPERATIONS     1.5          3.6     10.8       (12.6)
   Other income                   3.0          1.3      2.4         1.7
                                -----        -----    -----       -----
INCOME (LOSS) BEFORE
 INCOME TAXES                     4.5          4.9     13.2       (10.9)
   Provision for income taxes     1.7          1.9      5.1         2.2
                                -----        -----    -----       -----
NET INCOME (LOSS)                 2.8%         3.0%     8.1%      (13.1)%
                                =====        =====    =====       =====

REVENUE

The Company's revenue primarily includes the sale and support of its Channelink products for the channel networking market and the licensing, sale, and support of its Brixton hardware and software products for the internetworking and IBM connectivity data communications markets. The Company's consolidated financial statements include the results of Brixton's operations since its acquisition on March 10, 1994.

Revenue decreased 30% and 1% for the three and nine months ended September 30, 1995, respectively, when compared to the same periods of 1994. Revenue from the Company's

Channelink product line totaled $14.1 million and $48.2 million for the three and nine months ended September 30, 1995, respectively, decreases of 33% and 2%, respectively, when compared to the same periods of 1994. Revenue from the Company's Brixton product line totaled $2.0 million and $7.7 million for the three and nine months ended September 30, 1995, respectively, increases of 8% and 73%, respectively, when compared to revenue reported by Brixton on a pro forma basis during the same periods of 1994. The Company's financial statements for the nine months ended September 30, 1994 include $3.7 million of Brixton revenue. The remaining $.7 million of revenue reported by Brixton on a pro forma basis was recorded during the first quarter of 1994 prior to the Company's acquisition of Brixton.

Revenue from product sales decreased 40% and 7% for the three and nine months ended September 30, 1995, respectively, when compared to the same periods of 1994. The decrease in product sales is primarily attributable to decreases in Channelink product sales of 45% and 11%, which were partially offset by increases in Brixton product sales of 6% and 103% for the three and nine months ended September 30, 1995, respectively. Brixton product sales increased 69% on a pro forma basis for the nine months ended September 30, 1995. The decrease in Channelink product sales primarily resulted from a decrease in direct sales to end user customers in North America and in France and was partially offset by an increase in sales to the Company's international distributors. The expected reduction in revenue from the discontinued UltraNet product line also contributed to the decrease in product sales for the three and nine months ended September 30, 1995.

Revenue from service fees, which primarily reflects purchases of maintenance service, increased 19% and 26% for the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The increase primarily reflects a 36% and 43% increase in Channelink service fees for the three and nine months ended September 30, 1995, respectively, which were partially offset by the expected decline in UltraNet service fees. The Company will continue to experience a steady decline in service fees from the UltraNet product line due to the nonrenewal of existing maintenance contracts. Service fees from the Company's Brixton product line totaled $.2 million and $.6 million for the three and nine months ended September 30, 1995, respectively. Service revenue from the Brixton product line was approximately $.3 million for the nine months ended September 30, 1994. For the remainder of 1995, the Company believes service revenue for its Channelink and Brixton product lines will grow at approximately the same rate as the installed base of these products.

The Company derived 33% and 30% of its revenue from international customers during the three and nine months ended September 30, 1995, respectively, as compared to 22% and 27%, respectively, for the same periods of 1994. The percentage of revenue derived from international customers for any given period is subject to fluctuation due to the variable timing of sizable orders from customers and the variability of revenue in North America.

Revenue from the Company's UltraNet product line totaled $.4 million and $1.1 million for the three and nine months ended September 30, 1995, respectively, decreases of $.5 million and $ 3.2 million, respectively, when compared to the same periods of 1994. The reductions in the revenue from the UltraNet product line were expected as the Company discontinued active marketing of the this product line in 1994.

The Company expects to continue to see quarter to quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The decrease in revenue for the three and nine months ended September 30, 1995, as compared to the same periods of 1994, can be primarily attributed to a reduction in orders for traditional data center consolidation applications for the Company's Channelink products. Orders for products and services totaled $17 million and $15 million during the second and third quarters of 1995, respectively, which translates into a combined book-to-bill ratio for these two quarters of .84, a lower order rate when compared to recent periods. At the present time, it is unclear whether the fourth quarter will be the highest revenue quarter in 1995.

During 1994 and first half of 1995, the Company attempted to use its existing Channelink sales force to sell its Brixton products. This approach was not effective and diverted sales time away from the Company's traditional Channelink market. As a result, the Company has decided to hire additional sales and marketing personnel to focus exclusively on market opportunities for Brixton products. The Company intends to more than triple the number of Brixton sales representatives, double the Brixton tele-sales staff, and hire additional pre-sales and post-sales systems engineers dedicated to the Brixton product line.
In addition, the Company has hired staff to grow the sale of Brixton products through alternate distribution channels.

The Company believes that the improved product function associated with the new Brixton 3.0 products that were released in the second quarter of 1995, coupled with the new employees to market and sell the Brixton products, should increase Brixton revenues both during the fourth quarter of 1995 and in 1996. While the Company has experienced a slow down in the growth rate of data center consolidation applications for its Channelink products, it believes that growth in new network-based storage applications should result in continuing demand for the Channelink products. The Company believes that delays by IBM in the introduction of its new remote disk and Magstar tape products have had a negative impact on its Channelink product revenue in 1995. Both the Company and IBM expect these products to be released in early 1996.

Results achieved by the Company through the remainder of 1995 and into 1996 may be impacted by a number of factors, including market acceptance of the Brixton products (including the Brixton integrated gateway, which was previously called Convergence), the availability of new employees experienced in the Brixton marketplace, growth and timing of new applications for the Company's Channelink products, particularly in the area of network-based storage, changes in general economic conditions, cost and availability of components, and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

SPECIAL CHARGES

During the three months ended September 30, 1994, the Company recorded a charge of approximately $500,000 related to a reduction in work force, which was included in the consolidated statements of operations as follows: cost of service fees - $81,000; sales and marketing - $196,000; engineering and development - $190,000; general and administrative - $33,000.

Also during the three months ended September 30, 1994, the Company recorded a charge of approximately $2.8 million for the write-down of excess inventory associated with its UltraNet product line. The charge associated with this write-down is recorded in the consolidated statements of operations under the caption "cost of product sales".

GROSS PROFIT

The gross profit margins from product sales for the three and nine months ended September 30, 1995 were 68% and 71%, respectively, as compared to 68% and 67%, for the same periods of 1994, excluding the UltraNet inventory write-off. The increase in gross margins from product sales for the nine months ended September 30, 1995 resulted from a larger percentage of total revenue coming from the sale of higher margin Brixton software products and a larger percentage of Channelink product sales consisting of more complex, higher margin systems.

The Company anticipates that product margins will continue to fluctuate from quarter to quarter because of the variable nature of the product mix in any particular quarter. However, the Company anticipates that it will continue to experience relatively strong product margins during the remainder of 1995, particularly if the Brixton products become a larger percentage of overall revenue.

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

Gross profit margins from service fees, for both the three and nine months ended September 30, 1995 were 19%, as compared to 15% and 9%, respectively, during the same periods of 1994, excluding special charges. The increase in gross margins from service fees has primarily resulted from a steadily increasing base of installed Channelink units covered by maintenance contracts, which provides economies of scale.

The Company anticipates that it will make additional investments in its service business, particularly to support the Brixton product line. As a result of these additional investments, the Company anticipates that gross profit margins from its service business will be somewhat lower throughout the remainder of 1995 and into 1996 when compared to gross profit margins for the first nine months of 1995.

OPERATING EXPENSES

Sales and marketing expenses decreased 11% for the three months ended September 30, 1995 as compared to the same period of 1994, excluding special charges. This decrease is primarily attributable to a reduction in commission expense due to the lower level of product sales in the third quarter as compared to the same period of 1994. In addition, based on the Company's performance through the nine months ended September 30, 1995, it is anticipated that no annual success sharing bonuses will be earned in 1995. Accordingly, previously accrued bonuses totaling $107,000 were reversed during the three months ended September 30, 1995. Sales and marketing expenses for the nine months ended September 30, 1995 increased slightly when compared to the same period of 1994, excluding special charges. The slight increase in sales and marketing expenses for the nine months ended September 30, 1995 is primarily attributable to an increase in employee recruitment and other costs associated with continued expansion of the Company's sales organization, which were partially offset by lower commission expense. The Company expects to expand its domestic and international sales and marketing organizations throughout the remainder of 1995 and into early 1996, with an emphasis on new employees to expand the Company's sales of its Brixton products.

Engineering and development costs primarily consist of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development, and enhancements to existing products. For the three and nine months ended September 30, 1995, engineering and development expenses decreased 14% and 4%, respectively, as compared to the same periods of 1994, excluding special charges. The decreases for the three and nine months ended September 30, 1995 can be attributed to lower compensation and equipment maintenance costs, which were partially offset by higher depreciation and amortization charges. In addition, previously accrued success sharing bonuses totaling $144,000 were reversed during the three months ended September 30, 1995. For the three and nine months ended September 30, 1995, engineering and development expenses were 16% and 14% of revenue, respectively, as compared to 13% and 15% of revenue, respectively, for the comparable periods of 1994. The increase in engineering and development spending as a percentage of revenue for the three months ended September 30, 1995 can be attributed to the lower level of revenue recorded during the third quarter of 1995 as compared to the same period of 1994.

The Company anticipates spending approximately 14% of total revenue on engineering and development in 1995, which includes investments in current and future products. The Company believes a sustained high level of investment is essential to continued customer satisfaction and future revenue.

For the three and nine months ended September 30, 1995, general and administrative expenses decreased 14% and increased 17%, respectively, when compared to the same periods of 1994, excluding special charges. The decrease for the three months ended September 30, 1995, is primarily attributed to the reversal of previously accrued annual success sharing bonuses and lower bad debt and professional service expenses. The increase for the nine months ended September 30, 1995 resulted from planned additions to the administrative staff, which were partially offset by lower bad debt expense. General and administrative expenses, excluding the special charges noted above, were 6% to 7% of total revenue during the three and nine months ended September 30, 1995 and 1994. The Company anticipates general and administrative expenses will remain in that same range during the balance of 1995.

The Company recorded a provision for income taxes at an effective rate of approximately 38% for the three and nine months ended September 30, 1995.
During the nine months ended September 30, 1994, the Company recorded a $9.3 million charge for purchased in-process research and development. Excluding this charge, the Company recorded a provision for income taxes at an effective rate of approximately 40% for both the three and nine months ended September 30, 1994. The Company anticipates that its effective income tax rate for the remainder of 1995 will be between 37% and 39%.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases, and cash generated from operations.

Cash, cash equivalents, and marketable securities at September 30, 1995 totaled $29.3 million, an increase of $11.0 million during the first nine months of 1995. This net increase resulted from the cash provided by operations, financing activities, and the effects of exchange rate changes, which aggregate $14.4 million, partially offset by the cash used for investing in property and equipment, field support spares and other assets of $3.4 million.

Expenditures for capital equipment and field support spares have been, and likely will continue to be, a significant capital requirement. The Company plans to continue to invest aggressively in productivity tools for its employees and in its field support spares.

The Company believes that the current balances of cash, cash equivalents, and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1996; however, if the Company does not generate revenue as expected or incurs unanticipated expenses, or needs additional investment funds to react to changes in the marketplace, it may need additional capital earlier or in greater amounts than would otherwise be required.

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

        10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-41986.)

        Exhibit     Description
        -------     -----------

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

        10K.        Employment Agreement by and between the Company and John R.
                    Brintnall. (Incorporated by reference to Exhibit 10O of Form S-2 Registration Statement No. 33-41985.)

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

        Exhibit     Description
        -------     -----------

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

        10Z. Employment Agreement by and between the Company and Richard Helgeson.

        11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

        27.         Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                 (Registrant)



 Date: November 10, 1995             By:  /s/  John R. Brintnall
       -----------------                 -------------------------------------
                                         John R. Brintnall
                                         Vice President of Finance
                                         (Principal financial and accounting
                                         officer and duly authorized signatory
                                         on behalf of the Registrant.)

                                 EXHIBIT INDEX

 Exhibit  Description                                                       Page
 -------  -----------                                                       ----

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

 10Z.     Employment Agreement by and between the Company and
          Richard Helgeson.................................Electronically Filed

 11.      Statement Re: Computation of Net Income (Loss) per Common and
          Common Equivalent Share..........................Electronically Filed

 27.      Financial Data Schedule..........................Electronically Filed