Form 10-K
period 1995-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1996-03-26
CIK 701319

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                     -----------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     -----------------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                        COMMISSION FILE NUMBER: 0-13994

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


            MINNESOTA                                    41-1356476
-------------------------------------      -------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


605 NORTH HIGHWAY 169, SUITE 800, MINNEAPOLIS, MINNESOTA            55441
--------------------------------------------------------     -------------------
      (Address of Principal Executive Offices)                    (Zip Code)

                                (612) 797-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                             -------------------

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK $.01
                                                                  PAR VALUE
                                                             -------------------
                                                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES  X    NO
       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1996 was approximately $128,714,816, based on a closing price of $5.625 per share as reported by the Nasdaq National Market on such date.

As of March 20, 1996, Registrant had 23,124,610 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Computer Network Technology Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1996 are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II of this Form 10-K.
===============================================================================

                               TABLE OF CONTENTS


                                    PART 1

Item 1.   Business..........................................................................................1
          Overview..........................................................................................1
          Recent Developments...............................................................................1
          Markets...........................................................................................2
          Products..........................................................................................3
          Customer Support..................................................................................5
          Marketing and Sales...............................................................................6
          Revenue Recognition Policy........................................................................6
          Engineering and Development.......................................................................7
          Manufacturing and Suppliers.......................................................................8
          Competition.......................................................................................8
          Intellectual Property Rights......................................................................9
          Employees.........................................................................................9
Item 2.   Properties........................................................................................10
Item 3.   Legal Proceedings.................................................................................10
Item 4.   Submission of Matters to Vote of Security Holders.................................................10
Item 4.A  Executive Officers of the Company.................................................................11

                                                   PART II

Item 5.   Market for the Registrant's Securities and Related Shareholders Matters...........................14
Item 6.   Selected Consolidated Financial Information.......................................................14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............14
Item 8.   Consolidated Financial Statements and Supplementary Data..........................................14
Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure............................14

                                                  PART III

Item 10.  Directors and Executive Officers..................................................................15
Item 11.  Executive Compensation............................................................................15
Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................15
Item 13.  Certain Relationships and Related Transactions....................................................15

                                                   PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.....................16

SIGNATURES..................................................................................................23

PART I

ITEM 1.  BUSINESS

OVERVIEW

Computer Network Technology Corporation ("CNT" or the "Company") designs, manufactures, markets, and supports a range of enterprise-wide networking hardware and software products designed to meet the complex networking needs of large organizations. These products are marketed by CNT under the Channelink(R) and Brixton(R) tradenames.

Channelink systems create high speed, wide area networks that interconnect traditional data centers, peripherals, remote users, and the growing base of open system computer servers. Brixton products enable desktop computer and terminal users operating different networking protocols (i.e., TCP/IP and SNA) to share the same physical networks and to access applications and data on different types of mainframes and open systems servers. CNT markets its products and services in North America primarily through a direct sales force and internationally through wholly-owned subsidiaries and distributors. Brixton software products are also remarketed by original equipment manufacturers ("OEMs") under other tradenames.

CNT emphasizes comprehensive customer support and training designed to maximize quality and customer satisfaction. CNT believes that its customer service programs provide significant added value to its customer base and enhance marketing to prospective customers.

CNT's executive offices are located at 605 North Highway 169, Suite 800, Minneapolis, Minnesota 55441 and its telephone number is 612-797-6000. Its World Wide Web site can be accessed at http:\\www.cnt.com. Unless the context otherwise requires "CNT" or the "Company" refers to Computer Network Technology Corporation and its subsidiaries.

RECENT DEVELOPMENTS

On December 12, 1995, the Board of Directors of the Company elected John A. Rollwagen to serve as Chairman of the Board and Erwin A. Kelen to serve as Vice Chairman of the Board. The Board also established an Executive Committee composed of Mr. Rollwagen, Mr. Kelen, and Lawrence Perlman, the three outside directors. At the same time, C. McKenzie Lewis III resigned as the President and Chief Executive Officer of the Company and accepted appointment as the Company's Executive Vice President of Marketing and Engineering; Eugene D. Misukanis resigned as the Company's Vice President of Engineering and as a director; and Frantz Corneille resigned as Vice President of Marketing. At the December 12, 1995 meeting, the Board elected Bruce T. Coleman to serve as Acting President and Chief Executive Officer and as a director. Mr. Coleman has served in similar transitional capacities with other companies and it is expected that he will remain with CNT until a permanent chief executive is retained. The Board has engaged a recruiting firm to assist in its search for a new chief executive officer. In February 1996, Mr. Lewis resigned as both an officer and director of the Company. See notes 6 and 12 to the Company's Consolidated Financial Statements and the "Special Charges" caption of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning the financial impact of this management reorganization.

MARKETS

CNT principally addresses two markets, the high-speed connectivity market with its Channelink product line and the enterprise-wide application access and interoperability market with its Brixton product line.

High-Speed Connectivity. The Company's marketing of its Channelink products has focused on three key interrelated areas: (i) data center networking, (ii) LAN gateways, and (iii) network-based storage. CNT's products enable data centers and remotely located peripherals to communicate over wide areas without significant degradation of performance. Data center networking applications have been the point of entry for CNT's relationship with many of its customers. LAN gateways enable communications for a wide range of LAN-based workstations and servers with large-scale, channel-based systems used in enterprise-wide networks. Network-based storage products provide direct network connections to high capacity tape storage subsystems and on-line disk storage systems. Channel networking applications have accounted for a substantial majority of CNT's historical revenue and the Company will continue to emphasize supporting and servicing this important market.

Enterprise-wide Application Access and Interoperability. The Company's Brixton product line enables users to implement common IP backbone networks for all of their enterprise applications. Brixton products allow organizations with significant resources invested in SNA mainframe-based networks, supporting devices such as terminal displays and printers, to access computers with Unix-based applications and databases. Brixton products also allow Unix-based systems and Windows-based PCs to access data and applications on IBM mainframes and IBM AS/400 midrange systems.

Brixton software products provide a solution that operates on a range of open systems computing platforms, including Unix systems from vendors such as Sun Microsystems, IBM, Hewlett-Packard, Digital Equipment, and others, as well as support for Windows and other desktop operating environments. Brixton integrated gateways are designed as turnkey (hardware and software) solutions. The Company's marketing of Brixton products focuses on three key areas: (i) application access over open networks (i.e., SNA devices to SNA applications over an open network; SNA devices to open systems applications; and TCP/IP and Netware clients to SNA applications), (ii) SNA device emulation for open systems desktop computers, and (iii) software internetworking products.

PRODUCTS

Channelink Network Processors

CNT's traditional product line has been the Channelink family of network processors. These network processors are principally used in connection with data center consolidations, disaster recovery, and, recently, network-based storage. Channelink products support a variety of mainframes and peripheral devices, including disk drives, optical storage devices, magnetic tape controllers, printers, check sorters, document processors, imaging systems, microfiche recorders, terminal controllers, graphics controllers, plotters, data base computers, and front end processors ("FEPs"). LAN interfaces provide connections to a wide variety of popular LANs, including Ethernet, Token Ring, and FDDI. WAN interface modules provide connectivity between network nodes over unlimited distances using common carrier communication links such as T-1 and DS-
3. The Company configures and installs Channelink networks to meet the specific geographic and interface requirements of each customer's information movement applications.

To support mission-critical wide area networks ("WANs"), Channelink networks can be configured with redundancy. CNT channel networks generally operate at "channel speeds," which means end users may operate a number of peripheral devices concurrently and remotely at speeds comparable to speeds that would be achieved with direct local connections to the host. In addition, Channelink products intelligently and transparently (to the end user) perform functions designed to manage the network for maximum efficiency, without depending on host computing cycles or host memory resources.

The Channelink product architecture has been enhanced continuously since its introduction in 1986 with new interfaces, higher speed processors, faster and larger memories, expanded software functionality, and expanded network management capabilities and support tools. Each Channelink network processor includes multiple microprocessors, CNT-developed software, and a combination of interface modules (e.g., for mainframe computer channels, peripheral devices, and various local and wide area communication connections). Depending on the application, a single Channelink node has a bandwidth of up to 450 megabits per second ("Mbps") and multiple Channelink nodes can be configured in parallel to provide virtually unlimited bandwidth.

Channelink software is based on a real-time distributed operating system to support a variety of concurrent device or channel interfaces and networking software tasks. This technique enables protocol processing to be off-loaded from the host and permits peripheral devices that previously were not included in networks to be connected in enterprise-wide systems. Channelink products support widely used industry standard communication protocols, such as TCP/IP, and a number of de facto industry standard, device specific, and peripheral interface data transfer protocols. The Company's Channelink products incorporate software drivers, networking software functionality, error recovery functions, network management software, and, for many types of data transfer applications, application-specific software, to facilitate high speed communication of information with low application processor overhead and efficient, cost effective use of expensive, high bandwidth communications facilities.

For managing and monitoring channel networks, the Company offers network management software for legacy and open systems. CNT's Host Monitor Facility software interfaces to IBM's NetView or other mainframe-based network management subsystems. CNT's CMF is a PC-based network management system with a user interface that connects to any network node and allows system-wide monitoring and control facilities for Channelink networks. The Company also offers network management software for simple network management protocol ("SNMP"), an industry standard management protocol used by many LAN and workstation users in the management of their networks.

Brixton Connectivity Software.

Brixton for Connecting SNA Terminal Devices. The Brixton PU5 SNA server creates a virtual mainframe operating on a Unix system by emulating the functionality of an SNA host, so that information can flow directly from existing SNA terminal devices to Unix applications without a mainframe connection. When used with the Brixton UnixGateway software product, this emulation allows SNA terminal device users to use Unix-based applications such as relational databases and electronic mail. The application platform is transparent to SNA terminal device users, who can continue to use their terminals in the same manner that they have been, allowing organizations to preserve their investments in SNA terminal devices, SNA infrastructure, and user training. These Brixton products do not require dedicated hardware and can operate on a number of platforms, including Sun Microsystems, IBM, Santa Cruz Operations, Digital Equipment, and Hewlett-Packard workstation/servers.

Brixton for Accessing Host Applications. The Brixton PU2.1 SNA server provides an enterprise-wide gateway for terminal emulation products to provide network access to IBM-type mainframes and midrange systems. These SNA servers provide multi-platform support including Sun, HP, IBM, SCO, and Digital. These servers are scalable to support thousands of concurrent users and provide the high levels of availability required in modern enterprise networks. The Brixton PU2.1 SNA server allows users of TCP/IP networks to access mainframe applications without running TCP/IP on the host. Brixton's PU2.1 SNA Server supports 3270, TN3270, 5250, TN5250, LU0, LU6.2, and other clients. This product suite includes software to interface to network management systems from Sun, HP, and IBM's Netview. Application programmatic interfaces allow users to develop customized programs to communicate with IBM mainframe and midrange applications.

SNA Client Emulation. Brixton's 3270 open client and 5250 open client allow Unix, Windows, Windows NT, and MacIntosh workstations to access SNA applications. Brixton clients can operate on a number of platforms, including Sun SPARC, IBM RS/6000, Digital OSF Alpha, MacIntosh, Windows 3.1, and Windows NT.

Brixton for Internetworking. The Brixton FR, Brixton PPP, and Brixton X.25 products allow TCP/IP communications to be routed over frame relay, point-to-point, and X.25 networks. They allow organizations to link distant sites or mobile systems by using these products as gateways to public and private data communication lines.

Brixton Integrated Gateways.

Brixton integrated gateway products integrate Channelink and Brixton technologies and enable users to access any enterprise application over a common, open backbone network. Brixton integrated gateways support Channelink and industry-standard network interfaces. Brixton integrated gateway products allow organizations to migrate their networks, including SNA networks, to open standards while enabling users on heterogeneous platforms the ability to use applications in their native mode, thereby eliminating the redundancy of supporting both IP and SNA networks and uncoupling the bonds between applications and networks.

CUSTOMER SUPPORT

The Company has developed a comprehensive support strategy designed to maximize quality and customer satisfaction. A high level of continuing customer service is integral to the Company's strategy of developing long-term customer relationships. The Company supports the commitment of its employees to achieve this strategy through extensive training and the delegation of authority and responsibility.

The Company's support services group becomes involved with end users during initial presales activities by analyzing their requirements, developing proposed solutions, and providing project management guidance during implementation or enhancement of the customer's enterprise-wide computing network.

CNT uses remote diagnostic tools to support Channelink and Brixton integrated gateway networks seven days per week, 24 hours per day. Through the Company's ability to dial in to these networks worldwide and perform on-line troubleshooting, in a sizable majority of the cases the Company provides timely resolution to customer problems without having to visit the customer's site. Brixton products come with on-line help, comprehensive documentation, and diagnostic tools to allow users to monitor their lines. When necessary, CNT dispatches trained maintenance personnel, generally third party maintenance providers, to provide repairs at the customer's facility.

MARKETING AND SALES

The Company, along with its subsidiaries, markets its Channelink products in the United States, Canada, the United Kingdom, and France primarily through a direct sales force. Outside of these countries, CNT markets its Channelink products through independent distributors. Brixton products are marketed directly by CNT in North America and through subsidiaries and exclusive and nonexclusive distributors outside of the United States. Brixton products are also marketed by OEMs, systems integrators, and value-added resellers.

The Company derived approximately $22.8 million, $22.0 million, and $16.7 million, or 29%, 28%, and 30%, of its revenue from operations outside of North America for the years ended December 31, 1995, 1994, and 1993. The Company expects that foreign sales will continue to represent a substantial percentage of its revenue. International operations are subject to various risks common to international businesses, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business internationally, and the need to comply with a wide variety of U.S. export and foreign import laws and regulations. See note 10 to the Company's Consolidated Financial Statements for additional information regarding the Company's operations by geographic regions.

The Company manufactures its products based on a schedule of forecasted orders. The Company's customers generally place orders for immediate delivery and generally not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, the Company believes that backlog is generally not meaningful for purposes of predicting its revenue for any fiscal period.

CNT expects that it will continue to receive significant repeat revenue from existing customers and that a relatively small and changing group of customers will provide a large percentage of each quarter's revenue. Given the importance of these factors, CNT believes that the alienation of any major customer could have a material adverse effect on the Company. In addition, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with such standards in the future. The inability of the Company to design products to meet future foreign standards could have a material adverse effect on the Company.

REVENUE RECOGNITION POLICY

In connection with direct sales by CNT to Channelink end users (or to a systems integrator that in turn sells to an end user) where the installation and maintenance services are provided by CNT, the Company recognizes the related revenue when the equipment is installed and ready for use. When dealing with a new customer or if the purchase contract so requires, revenue will not be recognized until installation is complete and a certificate of acceptance has been received from the customer. The Company believes that this policy helps to focus its personnel on achieving installations in a manner consistent with customer satisfaction, while reducing exposure to potential reported revenue reversals as a result of the return of shipped equipment. In connection with sales to distributors or systems integrators where the installation and maintenance services are not provided by the Company, revenue is recognized upon shipment by CNT.

As Brixton products generally do not require CNT installation services, revenue on direct sales of these products is recognized upon shipment by CNT. Revenue on Brixton products licensed through OEMs is recognized as earned, which is generally upon CNT's receipt of the OEM's periodic royalty reports with respect to such products.

Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the service period.

ENGINEERING AND DEVELOPMENT

The computer networking industry is characterized by rapidly changing technology, new standards, and changing customer requirements. The Company believes that its long-term success in the marketplace depends upon its continuing ability to develop and integrate advanced network hardware and software technologies.

During the past year, the Company has developed products to support SCSI fast and wide, remote DASD vaulting (XRC) , and other peripheral devices. These developments are important as the network-based storage market expands. The Company's engineering and development efforts also focus on providing sophisticated diagnostic support tools to help deliver both high network availability and, in the event of failure, rapid return to service.

The Company also continues to invest in engineering and development of its Brixton products by developing new products and enhancing the functionality of its current products. In 1995, CNT introduced a new version of its Brixton gateway software designed to provide high availability and fault resilience.

To meet the future networking demands of its customers, the Company expects to continue to: (i) increase the compatibility and interoperability of its products with the products of other vendors; (ii) emphasize the flexible and modular architecture of its products to permit the introduction of new interfaces and capabilities in a manner that can be used within existing customer networks and to provide a framework for existing customers to incorporate and install new CNT products, features, and functions; and (iii) develop additional products to meet the demands of its customers to support connectivity among various peripherals, including LANs and remote DASD. Engineering and development expenses, excluding a special charge in 1995 associated with the Company's management reorganization, were approximately $11.2 million, $11.3 million, and $8.0 million, or 14% of CNT's total revenue, for each of the years in the three year period ended December 31, 1995. The Company currently intends to continue to apply a significant portion of its resources to product enhancements and new product development for the foreseeable future.

MANUFACTURING AND SUPPLIERS

The Company manufactures its Channelink and Brixton integrated gateway products and systems from subassemblies, parts, and components, such as integrated circuits, printed circuit boards, power supplies, and metal parts manufactured by other vendors. Certain items manufactured by suppliers are made to the Company's specific design criteria. In-house manufacturing activities for the Company's products primarily involve quality assurance testing of subassemblies and final system assembly, integration, and quality assurance testing. CNT is certified under ISO 9002, an international standard of quality, for the manufacture and support services of high speed electronic communications devices and computer networking systems.

The Company believes that it currently possesses adequate supply channels. Components and subassemblies used in the Company's products and systems are generally available from a number of different suppliers; however, certain key components in the Company's products are currently purchased from only one source or from a limited number of sources. The Company does not anticipate any difficulty in obtaining an adequate supply of required components. An interruption in its existing supplier relationships or delays by some suppliers, however, could result in production delays and have an adverse effect on the Company.

COMPETITION

The networking industry is highly competitive. It is characterized by rapidly advancing technology and evolving industry standards, resulting in frequent product and feature introductions and improvements in the relative price/performance of products. CNT competes with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources, and name recognition than those of the Company.

The principal competitive factors affecting the markets for the Company's products include customer service, flexibility, price/performance, reliability, ease of use, and functionality. In many situations the potential customer has an installed base of a competitor's products, which can be difficult to dislodge. IBM, Microsoft, and others can significantly influence customers and control technology in the connectivity market.

There can be no assurance that the Company can compete successfully with its current competitors or with competitors that may subsequently enter the market, particularly the software market, which is characterized by low barriers to entry. There also can be no assurance that CNT will effect technological changes necessary to maintain its competitive position.

INTELLECTUAL PROPERTY RIGHTS

The Company relies on a combination of trade secret, copyright, patent, and trademark law, nondisclosure agreements, and technical measures to establish and protect its proprietary rights to its products. Such protection may not preclude competitors from developing products with features similar to the Company's products. Because of the rapid pace of technological change in data communications and in the computer and networking industries, the Company believes that patent and copyright protection are less significant to the Company's competitive position than factors such as the effectiveness and quality of its support services; the knowledge, experience, and ability of the Company's employees; and the frequency of product enhancements.

Although the Company believes that it possesses all required proprietary rights to the technology involved in its products and that its products, trademarks, and other intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that others will not claim a proprietary interest in all or a part of such technology or assert claims of infringement. Any such claim, regardless of its merits, could involve the Company in costly litigation and have a material adverse effect on the Company.

Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product infringes patent rights of others. The Company believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's consolidated financial position or results of operations; however, there can be no assurance in this regard.

EMPLOYEES

As of December 31, 1995, the Company had 408 full-time employees, including 43 full-time employees of its wholly-owned foreign subsidiaries. The Company believes that its relations with its employees are good. The Company considers its ability to attract and retain qualified employees and to motivate such employees to be essential to the future success of the Company. Competition for such highly skilled personnel is particularly intense in the computer and data communications industry, and no assurance may be given that the Company will continue to attract and retain qualified employees.

ITEM 2. PROPERTIES

The Company's principal manufacturing, engineering, and development functions are located in leased space in Maple Grove, Minnesota, a suburb of Minneapolis. The Company's administrative offices are located in leased space in Plymouth, Minnesota, a suburb of Minneapolis. The Company also leases space in Cambridge, Massachusetts, primarily related to the development and support of Brixton products. The Company's subsidiaries lease office space in England, France, Germany, and Australia. The Company leases sales offices for its direct sales staff and systems consultants in a number of locations throughout the United States and Canada. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that may have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 4.A    EXECUTIVE OFFICERS OF THE COMPANY

The following table contains certain information regarding the current executive officers of the Company.

     Name                            Position Served                     Age

Bruce T. Coleman         Acting President and Chief Executive Officer     56
                         and Director

John R. Brintnall        Vice President of Finance, Chief Financial       43
                         Officer and Treasurer

Kathleen E. Brush        Acting Vice President of Marketing               39

Richard E. Carlson       Vice President of Manufacturing                  58

William C. Collette      Vice President of Engineering                    52

Peter Dixon              Vice President of International                  46

Richard G. Helgeson      Vice President of Sales                          44

Scott A. McCourt         Vice President of Brixton Development            41

Kristine E. Ochu         Vice President of Human Resources                34

Julie C. Quintal         Vice President of Customer Support               37


Bruce T. Coleman was appointed Acting President and Chief Executive Officer of the Company and a director in December 1995. Since September 1991, Mr.
Coleman has served as the Chief Executive Officer of El Salto Advisors, a consulting firm that provides advice and interim CEO services to companies.
From 1988 to 1991, Mr. Coleman managed Information Science, Inc., a human resource software and service company. Mr. Coleman was the President, Chief Executive Officer, and a director of Boole and Babbage, Inc., which develops and markets software products, from 1985 to 1988. Mr. Coleman is also a director of Printronix, Inc.

John R. Brintnall was appointed Vice President of Finance in December 1986. Since June 1986, Mr. Brintnall has served as Director of Finance, Chief Financial Officer, and Treasurer of the Company. Mr. Brintnall holds a bachelors degree in business administration from the University of Notre Dame and is a Certified Public Accountant.

Kathleen E. Brush was appointed Acting Vice President of Marketing in March 1996. Since 1994, Ms. Brush has been with Intek Management, a firm which specializes in providing management consulting services to high-tech companies. During 1994 and 1995, Ms. Brush served as President of Fischer EDI and Vice President of Marketing for Fischer International Systems Corporation. From 1993 to 1994, Ms. Brush served as general manager of Keep It Simple Computer Center. From 1992 to 1993, Ms. Brush served as Vice President of Operations for NewEra Software, Inc. Prior to 1992, Ms. Brush served in various capacities for Boole and Babbage, Inc., most recently as Vice President of Marketing. Ms. Brush holds a bachelors degree from the University of Central Florida, and a masters of business administration degree from Florida Atlantic University.

Richard E. Carlson was appointed Vice President of Manufacturing in January 1992. Mr. Carlson served as Director of Manufacturing from August 1990 to January 1992. From 1981 to 1990, Mr. Carlson was employed by Zycad Corporation, a manufacturer of special purpose computers, most recently as Vice President of Product Development and Operations. Mr. Carlson holds a bachelor of science degree in mechanical engineering from the University of Minnesota.

William C. Collette was appointed Vice President of Engineering in December 1995. Mr. Collette served as Director of Future Software Development and as a Software Development Manager from June 1993 to December 1995. From 1990 to 1993, Mr. Collette was employed by SuperComputer Systems, Inc. as a Senior Software Engineer. Mr. Collette holds a bachelors degree in business management from Metro State University.

Peter Dixon was appointed Vice President of International in January 1990 and was elected an executive officer of the Company in April 1991. He served as Vice President of Strategic Account Marketing from January 1989 to January 1990 and as Director of Distribution Marketing and Sales from February 1988 to January 1989. From 1985 to 1988, Mr. Dixon served as an Account Manager with National Advanced Systems Canada, Inc. and its predecessor, Sand Technology Systems, Inc., companies involved in the marketing of mainframe peripherals. Mr. Dixon serves as the chief executive officer of both CNTI and CNTF.

Richard G. Helgeson was appointed Vice President of Sales in September 1995. From November 1994 to August 1995, Mr. Helgeson was employed by Raptor Systems, a software development company, as a Regional Sales Manager. From June 1991 until November 1994, Mr. Helgeson was employed by Wellfleet Communications, a computer networking company, as Pacific Northwest Regional Manager. Prior to June 1991, Mr. Helgeson was employed by Vitalink Communications Corporation, a data communications products manufacturer, as Pacific Northwest Account Executive. Mr. Helgeson has a bachelors degree in english and education, and a masters degree in english from the University of Montana.

Scott A. McCourt was appointed Vice President of Brixton Development in November 1995. From November 1992 until November 1995, Mr. McCourt served as Director of Software Engineering for Mercury Computer Systems, a computer manufacturer. From October 1988 until November 1992, Mr. McCourt served as Research and Development Lab Manager -Distributed Object Computing Program for Hewlett Packard Company. Mr. McCourt has a bachelors degree in computer science and biology from Hofstra University, and a master degree in computer science from Indiana University.

Kristine E. Ochu was appointed Vice President of Human Resources in March 1996, and served as Director of Human Resources from May 1995 to March 1996. From January 1994 to May 1995, Ms. Ochu was employed by Data Systems and Management, a software development company, as Manager of Human Resources. From 1991 to 1994, Ms. Ochu was employed as a Director of Human Resources by Datacard, Inc., a diversified high technology manufacturing company. Ms. Ochu holds a bachelors degree in psychology and a masters degree in industrial relations from the University of Minnesota.

Julie C. Quintal was appointed Vice President of Customer Support in May 1993. From 1985 until May 1993, Ms. Quintal was employed by Dataserv Inc., a computer service company, most recently as Division Vice President of Custom Solutions. Ms. Quintal holds a bachelor of science degree in business administration, management, and industrial relations from Mankato State University.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDERS
          MATTERS

The information set forth under the captions "Price Range of the Company's Common Stock" and "Dividends" on page 28 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

The information set forth under the caption "Selected Financial Data" on page 27 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 15 through 25 of the 1995 Annual Report to Shareholders is incorporated herein by reference. The information set forth under the caption "Quarterly Financial Data" on page 27 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information set forth under the caption "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1996, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1996, is incorporated herein by reference. For information concerning the executive officers, see Item 4.A. of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Tables", "Employment Agreements" and "Election of Directors - Compensation of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1996, to be filed with the Commission on or before April 30, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1996, to be filed with the Commission on or before April 30, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON Form 8-K.

     (a)  1.   CONSOLIDATED FINANCIAL STATEMENTS OF REGISTRANT

The following consolidated financial statements of the Company are incorporated by reference to the 1995 Annual Report to Shareholders.

                                                                                  Pages in 1995
                                                                                 Annual Report to
                                                                                   Shareholders
                                                                                   ------------
          Consolidated Statements of Operations for the Years Ended
            December 31, 1995, 1994 and 1993.........................................    15

          Consolidated Balance Sheets as of December 31, 1995 and 1994...............    16

          Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1995, 1994 and 1993.........................................    17

          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1995, 1994 and 1993.........................................    18

          Notes to Consolidated Financial Statements................................. 19-25

          Independent Auditors' Report...............................................    26

     (a)  2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

               Independent Auditors' Report on Consolidated Financial Statement
                 Schedules

               Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994, and 1993.

               All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

     (a)  3.   EXHIBITS

               Of the exhibits listed below, the following are management contracts or compensatory plans or arrangements with the
               Company:

               Exhibit     Description
               -------     -----------

               10C. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991.
                           (Incorporated by reference to Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

               10E. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A Form S-8 Registration Statement File No. 33-41986.)

               10F.        Amended 1986 Nonqualified Stock Option Plan.
                           (Incorporated by reference to Exhibit 10B Form S-8 Registration Statement No. 33-41986.)

               10G. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

               10H. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000.
                           (Incorporated by reference to Exhibit 10D Form S-8 Registration Statement No. 33- 41986.)

               10I. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

               10J.        1992 Stock Award Plan.  (Incorporated by reference to
                           Exhibit 28 Form S-8 Registration Statement No. 33-48944.)

               10M. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

               10O.        March 10, 1994 Incentive Stock Option Agreements.
                           (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

               10P.        March 10, 1994 Non-Qualified Stock Option Agreements.
                           (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

               10Q. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

               10R. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

               10S. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis, III.

               10T. Severance agreement by and between the Company and Eugene D. Misukanis.

               10U. Severance and Settlement Agreement by and between the Company and Frantz Corneille.

               10V. Independent Contractor Agreement by and between the Company and Bruce T. Coleman.

               10W. Independent Contractor Agreement by and between the Company and Erwin A. Kelen.

               10X. Independent Contractor Agreement by and between the Company and John A. Rollwagen.

               The following exhibits are filed herewith:

               Exhibit   Description
               -------   -----------

               2A. Agreement and Plan of Merger among Computer Network Technology Corporation, BRX Corp., Brixton Systems, Inc., and certain Significant Shareholders of Brixton Systems, Inc. dated as of February 4, 1994. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated February 22, 1994.)

               3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

               3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

               10A. Master Lease Agreement by and between the Company and Comdisco, Inc. dated September 7, 1990. (Incorporated by reference to Exhibit 10B Form S-2 Registration Statement No. 33-41985.)

               10B. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10C Form S-2 Registration Statement No. 33-41985.)

               10C. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

               10D. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement No. 33-41985.)

               10E. Amended and Restated Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10A Form S-8 Registration Statement No. 33-41986.)

                 10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B Form S-8 Registration Statement No. 33-41986.)

                 10G. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

                 10H. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D Form S-8 Registration Statement No. 33-41986.)

                 10I. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

                 10J.    1992 Stock Award Plan.  (Incorporated by reference to
                         Exhibit 28 Form S-8 Registration Statement No. 33-
                         48944.)

                 10K. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

                 10L. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

               10M. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

               10N. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC Form 10Q for the quarterly period ended March 31, 1994.)

               10O. March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

               10P. March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)

               10Q. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

               10R. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

               10S. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III.

               10T. Severance Agreement by and between the Company and Eugene D. Misukanis.

               10U. Severance Agreement by and between the Company and Frantz Corneille.

                 10V. Independent Contractor Agreement by and between the Company and Bruce T. Coleman.

                 10W. Independent Contractor Agreement by and between the Company and Erwin A. Kelen.

                 10X. Independent Contractor Agreement by and between the Company and John A. Rollwagen.

                 11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

                 13. Annual Report to Shareholders for the fiscal year ended December 31, 1995. (Only those portions specifically incorporated by reference herein shall be deemed filed with the Commission.)

                 21.     Subsidiaries of the Registrant.

                 23.     Independent Auditors' Consent.

                 27.     Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the fourth quarter, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION


Dated: March 22, 1996        By: /s/ Bruce T. Coleman
                                 -----------------------------------
                                 Bruce T. Coleman, Acting President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Bruce T. Coleman        Acting President and Chief          March 22, 1996
-----------------------     Executive Officer (Principal
Bruce T. Coleman            Executive Officer) and Director


/s/ John R. Brintnall       Vice President of Finance,          March 22, 1996
-----------------------     Chief Financial Officer, and
John R. Brintnall           Treasurer (Principal Financial
                            and Accounting Officer)


/s/ Erwin A. Kelen          Director                            March 22, 1996
-----------------------
Erwin A. Kelen


/s/ Lawrence Perlman        Director                            March 22, 1996
-----------------------
Lawrence Perlman


/s/ John A. Rollwagen       Director                            March 22, 1996
-----------------------
John A. Rollwagen

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
Computer Network Technology Corporation:

Under the date of February 1, 1996, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 1, 1996

                                                                     Schedule II
                                                                     -----------

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1995, 1994 and 1993





                                                          Additions
                                                     --------------------

                                         Balance at     Charged   Charged               Balance at
                                          Beginning  to costs &  to other                 end of
        Description                       of period    expenses   account  Deductions     period
--------------------------------------   ----------  ----------  --------  ----------   ----------
Year ended December 31, 1995
  Allowance for doubtful accounts
  and sales returns                        $692,130     489,000         -     (50,404)  $1,130,726
Year ended December 31, 1994
  Allowance for doubtful accounts
  and sales returns/(1)/                    $87,000     318,000   346,500     (59,370)    $692,130
Year ended December 31, 1993
  Allowance for doubtful accounts/(2)/           $0           -    87,000           -      $87,000


(1) In connection with its acquisition of Brixton Systems, Inc., on March 10, 1994, the Company recorded an allowance for doubtful accounts and sales returns in the amount of $346,500.

(2) In connection with its acquisition of Ultra Network Technologies, Inc., on July 1, 1993, the Company recorded an allowance for doubtful accounts in the amount of $87,000.

                               INDEX TO EXHIBITS

     Exhibit     Description                                    Page
     -------     -----------                                    ----

       2A.       Agreement and Plan of Merger among
                 Computer Network Technology Corporation,
                 BRX Corp., Brixton Systems, Inc., and
                 certain Significant Shareholders of
                 Brixton Systems, Inc. dated February 4,
                 1994. (Incorporated by reference to
                 Exhibit 2 to current report on Form
                 8-K dated February 22, 1994.)

       3A.       Restated Articles of Incorporation of the
                 Company, as amended. (Incorporated by
                 reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

       3B.       By-laws of the Company, as amended.
                 (Incorporated by reference to Exhibit 3B
                 Annual Report on Form 10-K for fiscal year ended December 31, 1991.)

      10A. Master Lease Agreement by and between the Company and Comdisco, Inc. dated September
                 7, 1990. (Incorporated by reference
                 to Exhibit 10B Form S-2 Registration
                 Statement No. 33-41985.)

      10B. Lease Agreement dated November 30, 1990 by and between TOLD Development Company, a general partnership, and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10C Form S-2 Registration Statement No. 33-41985.)

      10C. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

      10D. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement No. 33-41985.)

     Exhibit     Description                                    Page
     -------     -----------                                    ----
      10E.       Amended and Restated Incentive Stock Option
                 Plan. (Incorporated by reference to Exhibit
                 10A Form S-8 Registration Statement No.
                 33-41986.)

      10F.       Amended 1986 Nonqualified Stock Option Plan.
                 (Incorporated byreference to Exhibit 10B
                 Form S-8 Registration Statement No.
                 33-41986.)

      10G. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

      10H. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to
                 Exhibit 10D Form S-8 Registration Statement
                 No. 33-41986.)

      10I. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration
                 Statement No. 33-48954.)

      10J. 1992 Stock Award Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement
                 No. 33-48944.)

      10K. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

     Exhibit     Description                                    Page
     -------     -----------                                    ----

      10L. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y Annual Report on Form 10-K for fiscal year ended
                 December 31, 1993.)

      10M. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

      10N. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC Form 10Q for the quarterly period ended March 31, 1994.)

      10O. March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form
                 S-8 Registration Statement No. 33-83266.)

      10P.       March 10, 1994 Non-Qualified Stock Option
                 Agreements. (Incorporated by reference to
                 Exhibit 28.3 Form S-8 Registration
                 Statement No. 33-83266.)

      10Q. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000.
                 (Incorporated by reference to Form S-8
                 Registration Statement No. 33-83262.)

    Exhibit      Description                                      Page
    -------      -----------                                      ----
      10R.       Amendment to Employee Stock Purchase
                 Plan increasing shares reserved from
                 300,000 to 400,000.  (Incorporated by
                 reference to Form S-8 Registration
                 Statement No. 33-83264.)

      10S.       Amendment to and Restatement of
                 Employment Agreement by and between
                 the Company and C. McKenzie
                 Lewis III.............................. Electronically Filed

      10T.       Severance Agreement by and between the
                 Company and Eugene D. Misukanis........ Electronically Filed

      10U.       Severance and Settlement Agreement by
                 and between the Company and Frantz
                 Corneille.............................. Electronically Filed

      10V.       Independent Contractor Agreement by
                 and between the Company and Bruce
                 T. Coleman............................. Electronically Filed

      10W.       Independent Contractor Agreement by
                 and between the Company and Erwin
                 A. Kelen............................... Electronically Filed

      10X.       Independent Contractor Agreement by
                 and between the Company and John A.
                 Rollwagen.............................. Electronically Filed

       11.       Statement Re: Computation of Net Income
                 (Loss) per Common and Common Equivalent
                 Share.................................. Electronically Filed

       13.       Annual Report to Shareholders for the
                 fiscal year ended December 31, 1995.
                 (Only those portions specifically
                 incorporated by reference herein shall
                 be deemed filed with the
                 Commission.)........................... Electronically Filed

       21.       Subsidiaries of the Registrant......... Electronically Filed

       23.       Independent Auditors' Consent.......... Electronically Filed

       27.       Financial Data Schedule................ Electronically Filed