Form 10-Q
period 1996-03-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1996-05-13
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       MARCH 31, 1996 OR
       --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


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

As of April 30, 1996, the registrant had 23,175,005 shares of $.01 par value common stock issued and outstanding.

================================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION                                   Page
                                                                  ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995......................................  3

          Consolidated Statements of Income for the three months
           ended March 31, 1996 and 1995..........................  4

          Consolidated Statements of Cash Flows for the three
           months ended March 31, 1996 and 1995...................  5

          Notes to Consolidated Financial Statements..............  6

Item 2.   Management's Discussion and Analysis of

            Results of Operations.................................  7
            Financial Condition................................... 11

PART II.    OTHER INFORMATION..................................... 13

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES........................................................ 16

                 COMPUTER NETWORK TECHNOLOGY CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                             MARCH 31       December 31
                                               1996             1995
                                          -------------   --------------
ASSETS                                      (UNAUDITED)
Current assets:
    Cash and cash equivalents             $   6,244,397   $    5,959,931
    Marketable securities                    22,989,866       22,448,987
    Receivables, net                         22,033,570       18,545,363
    Inventories                               9,233,424       10,534,152
    Deferred tax asset                        2,559,000        2,559,000
    Other current assets                      1,689,616        1,477,568
                                          -------------   --------------
        Total current assets                 64,749,873       61,525,001
                                          -------------   --------------

Property and equipment, net                   9,152,483        8,598,666
Field support spares, net                     4,179,906        4,406,225
Purchased technology, net                     3,364,711        3,534,849
Goodwill, net                                   699,220          722,167
Other assets                                    396,063          347,209
                                          -------------   --------------
                                          $  82,542,256   $   79,134,117
                                          =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                      $   3,473,685   $    2,578,188
    Accrued liabilities                       6,455,604        7,410,409
    Deferred revenue                         10,113,011        7,254,446
                                          -------------   --------------
        Total current liabilities            20,042,300       17,243,043
                                          -------------   --------------

Deferred tax liability                        1,385,000        1,385,000
                                          -------------   --------------
        Total liabilities                    21,427,300       18,628,043
                                          -------------   --------------

Shareholders' equity:
    Preferred stock, authorized
     1,000,000 shares; none issued
     and outstanding                                -                -
    Common stock, $.01 par value;
     authorized 30,000,000 shares,
     issued and outstanding
     23,119,474 at March 31, 1996 and
     22,929,360 at December 31, 1995            231,195          229,294
    Additional paid-in capital               58,795,892       58,150,984
    Retained earnings                         2,384,960        2,365,812
    Cumulative translation adjustment          (297,091)        (240,016)
                                          -------------   --------------

        Total shareholders' equity           61,114,956       60,506,074
                                          --------------  --------------
                                          $  82,542,256   $   79,134,117
                                          =============   ==============

See accompanying notes to financial statements

               COMPUTER NETWORK TECHNOLOGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                       Three months ended March 31
                                     -------------------------------
                                          1996             1995
                                     --------------    -------------
REVENUE:
  Product sales                      $   17,362,317   $   14,583,513
  Service fees                            4,994,994        4,147,278
                                     --------------    -------------
    Total revenue                        22,357,311       18,730,791
                                     --------------    -------------

COST OF REVENUE:
  Cost of product sales                   6,067,150        4,093,652
  Cost of service fees                    3,988,223        3,452,597
                                     --------------    -------------
    Total cost of revenue                10,055,373        7,546,249
                                     --------------    -------------

GROSS PROFIT                             12,301,938       11,184,542
                                     --------------    -------------

OPERATING EXPENSES:
  Sales and marketing                     7,737,825        4,588,734
  Engineering and development             3,156,378        2,743,234
  General and administrative              1,785,460        1,372,718
                                     --------------    -------------
    Total operating expenses             12,679,663        8,704,686
                                     --------------    -------------

INCOME (LOSS) FROM OPERATIONS              (377,725)       2,479,856
                                     --------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                           391,909          343,700
  Interest expense                           (9,682)         (13,109)
  Other, net                                 24,646           54,055
                                     --------------    -------------
    Other income                            406,873          384,646
                                     --------------    -------------

INCOME BEFORE INCOME TAXES                   29,148        2,864,502

PROVISION FOR INCOME TAXES                   10,000        1,117,000
                                     --------------    -------------

NET INCOME                           $       19,148   $    1,747,502
                                     ==============   ==============

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE            $          .00   $          .07
                                     ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES           23,352,659       23,320,379
                                     ==============   ==============

See accompanying notes to financial statements

                COMPUTER NETWORK TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three months ended March 31
                                          -----------------------------
                                              1996            1995
                                          -------------   -------------
OPERATING ACTIVITIES:
  Net income                              $      19,148   $   1,747,502
  Depreciation and amortization               1,859,955       1,994,787

CHANGES IN OPERATING ASSETS AND
 LIABILITIES:
    Receivables                              (3,488,207)      2,767,750
    Inventories                               1,300,728         (63,367)
    Other current assets                       (212,048)        150,600
    Accounts payable                            895,497         935,207
    Accrued expenses                           (954,805)       (852,922)
    Deferred revenue                          2,858,565       2,086,087
                                          -------------   -------------
      Cash provided by operating
       activities                             2,278,833       8,765,644
                                          -------------   -------------

INVESTING ACTIVITIES:
  Additions to property and equipment        (1,469,552)       (714,533)
  Additions to field support spares            (524,816)       (583,682)
  Purchase (redemption) of marketable
   securities                                  (540,879)        493,949
  Other                                         (48,854)         32,118
                                          -------------   -------------
    Cash used for investing activities       (2,584,101)       (772,148)
                                          -------------   -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock        646,809         253,957
                                          -------------   -------------
    Cash provided by financing
     activities                                 646,809         253,957
                                          -------------   -------------

Effects of exchange rate changes                (57,075)        325,935
                                          -------------   -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                          284,466       8,573,388

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                    5,959,931      15,855,905
                                          -------------   -------------

CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                   $   6,244,397   $  24,429,293
                                          =============   =============


See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION

  The accompanying consolidated financial statements, which are unaudited except for the balance sheet as of December 31, 1995, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


  (2)  INVENTORIES

  Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                        MARCH 31   December 31
                                          1996        1995
                                       ----------  -----------
       Components and subassemblies    $2,356,744  $ 4,471,969
       Work in process                  1,957,089    1,498,588
       Finished goods                   4,919,591    4,563,595
                                       ----------  -----------
                                       $9,233,424  $10,534,152
                                       ==========  ===========

  (3)  COMMON STOCK EQUIVALENTS

  For the three months ended March 31, 1996 and 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options and warrants, were converted using the treasury stock method.

  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

  As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements
  of Income of the Company.   (All amounts are expressed as a percentage of
  total revenue except gross profit which is expressed as a percentage of the related revenue.)

                                  Three months ended
                                       March 31
                                  ------------------
                                    1996      1995
                                  --------  --------
REVENUE:
   Product sales                     77.7%     77.9%
   Service fees                      22.3      22.1
                                    -----     -----
      Total revenue                 100.0     100.0
                                    -----     -----

GROSS PROFIT:
   Product sales                     65.0      71.9
   Service fees                      20.2      16.8
                                    -----     -----
      Total gross profit             55.0      59.7
                                    -----     -----

OPERATING EXPENSES:
   Sales and marketing               34.6      24.5
   Engineering and development       14.1      14.6
   General and administrative         8.0       7.3
                                    -----     -----
      Total operating expenses       56.7      46.4
                                    -----     -----
INCOME (LOSS) FROM OPERATIONS        (1.7)     13.3
   Other income                       1.8       2.0
                                    -----     -----
INCOME BEFORE INCOME TAXES             .1      15.3
   Provision for income taxes           -       6.0
                                    -----     -----
NET INCOME                             .1%      9.3%
                                    =====     =====

REVENUE

The Company's revenue primarily includes the sale and support of its Channelink products for the high-performance networking market and licensing, sale, and support of its Brixton hardware and software products for the enterprise-wide application access and interoperability market.

Revenue increased 19% for the three months ended March 31, 1996 when compared to the same period in 1995. Revenue from the Channelink product line totaled $19.1 million, an increase of 24% when compared to $15.4 million in the first quarter of 1995. Revenue from the Brixton product line totaled $3.3 million, an increase of 11% when compared to $2.9 million in the first quarter of 1995.

Revenue from product sales totaled $17.4 million, an increase of $2.8 million or 19% during the three months ended March 31, 1996 when compared to the same period in 1995. The increase in product sales primarily resulted from the sale of the Company's Channelink products for network-based storage applications to two new OEM customers. During the first quarter of 1996, the Company entered into an agreement to provide network-based storage connectivity products to IBM. The contract, which runs through December 31, 1996, is expected to provide approximately $7 million of revenue to the Company. During the first quarter of 1996, the Company recognized approximately $1.7 million of the expected revenue under this agreement. In addition, direct sales of the Company's Channelink products to end user customers in North America also increased during the first quarter of 1996 when compared to the same period in 1995.

Revenue from service fees, which primarily reflects purchased maintenance service from the Company's technical support personnel, increased 20% for the three- month period ended March 31, 1996 when compared to the same period in 1995. This increase primarily resulted from the growing installed base of customers using the Company's Channelink and Brixton products.

The Company derived approximately 26% and 33% of its revenue from international customers for the three-month periods ended March 31, 1996 and 1995, respectively. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America, and the Company does not believe that these results are indicative of a trend toward less international revenue as a percentage of total revenue.

Throughout most of 1995, the Company attempted to use its existing Channelink sales force to sell Brixton products. The Company has determined that this approach diverted sales focus away from the Company's traditional Channelink market and was not an effective approach for the sale of Brixton products. As a result, the Company has hired additional sales and marketing personnel to focus exclusively on market opportunities for Brixton products and services through direct sales and alternate distribution channels. In addition, the Company has hired additional pre-sales and post-sales systems engineers dedicated to the support of the Brixton product line.

While the Company believes that the market for traditional data center consolidation applications for its Channelink products has matured, it believes that additional network-based storage applications should result in continuing demand for its Channelink products. In addition, the Company will continue to pursue the sale of its Channelink products through alternate distribution channels. The levels of Channelink revenue reported by the Company in any given period have been, and will continue to be impacted by, among other things, the timing of the introduction of certain storage products by IBM.

The Company believes that the improved product function associated with new Brixton products released in 1995 and the anticipated growth in market size, coupled with the increase in the number of employees dedicated to the marketing and sale of the Brixton products, should result in increased Brixton revenue in 1996.

In 1996, the Company believes service fees for its Channelink and Brixton product lines will grow at approximately the same rate as the installed base of these products.

The Company expects to continue to see quarter-to-quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations.

As a result of the Company's strategy to hire a separate sales and marketing organization dedicated exclusively to the Brixton market, the introduction of additional network-based storage applications for its Channelink products, and the Company's existing $7 million OEM agreement with IBM, the Company believes revenue in 1996 will increase when compared to 1995.

SPECIAL CHARGES

In connection with the management reorganization announced by the Company in the fourth quarter of 1995, the Company issued a common equity put option to a former officer and director. The Company has adjusted compensation expense in the current period, and will be required to adjust compensation expense in future periods, as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation pursuant to the common equity put option. The adjustment to compensation expense due to the increase in the market price of the Company's common stock for the three months ended March 31, 1996 has been reflected as a $315,000 reduction in engineering and development expense.

GROSS PROFIT

For the three months ended March 31, 1996, the gross profit margin from product sales was 65%, as compared to 72% for the same period of 1995. The decrease in gross margins from product sales primarily resulted from the sale of lower margin network-based storage connectivity products to IBM, and a charge of approximately $800,000 for inventory obsolescence.

As a result of continuing worldwide competition, and continued sales of its lower margin network- based storage connectivity products, the Company anticipates that its gross profit margins on sales of its Channelink products will be somewhat lower for the remainder of 1996 when compared to the same periods of 1995. The Company believes that the anticipated decrease in gross profit margins from its Channelink products for the remainder of 1996 may be offset somewhat by an increase in the percentage of product sales coming from the Company's higher margin Brixton software products. Actual gross profit margins on product sales in 1996 will depend on a number of factors, including the mix of products, market acceptance of the Brixton product line, the relative amount of products sold through indirect distribution channels, the requirement to pay licensing fees for the right to use certain technology, and the level of continuing price competition.

Gross profit margins from service fees were 20% and 17% during the three months ended March 31, 1996 and 1995, respectively. The increase in gross profit margins from service fees primarily resulted from a steadily increasing base of installed Channelink units covered by maintenance contracts, which provides for economies of scale. The Company anticipates that it will make additional investments in its service business, particularly to support the Brixton product line. The Company currently anticipates that gross profit margins from its service business for the remainder of 1996 will be somewhat lower when compared to the first quarter of 1996.

OPERATING EXPENSES

During the first quarter of 1996, the Company continued to expand its sales and marketing organizations, with a particular emphasis on new employees dedicated to the Brixton product line. Sales and marketing expenses increased 69% during the three months ended March 31, 1996 when compared to the same period of 1995. The increase is primarily attributable to an increase in compensation expense and other costs associated with the continued expansion of the Company's sales organization, including fringe benefits, travel, recruitment, and occupancy costs. The Company anticipates that sales and marketing expenses will be higher through the remainder of 1996 when compared to the same period of 1995 due to the expense associated with the additional sales and marketing employees hired in recent quarters.

Engineering and development costs, primarily consisting of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products increased approximately 15% during the three months ended March 31, 1996, when compared to the same period of 1995. The increase is primarily attributable to an increase in expenditures for engineering prototype materials and supplies. Engineering and development expenses, excluding the impact of the previously discussed common equity put option, were approximately 15% of revenue for both the three months ended March 31, 1996 and 1995. The Company anticipates investing approximately 14% of total revenue on engineering and development in 1996, (excluding the impact of the common equity put option) which includes investments in current and future products. The Company believes a sustained high level of investment is essential to customer satisfaction and future revenue.

General and administrative expenses increased approximately 30% during the three months ended March 31, 1996 as compared to the same period in 1995. The increase primarily relates to higher contract labor, consulting, and shareholder expenses. General and administrative expenses were 8% of total revenue for the three months ended March 31, 1996, as compared to 7% of total revenue during the same period of 1995.

The Company anticipates that general and administrative expenses will be approximately 7% of revenue in 1996.

The Company recorded a provision for income taxes at an effective tax rate of 35% for the three months ended March 31, 1996, as compared to 39% during the same period of 1995. The Company currently anticipates that its effective tax for the remainder of 1996 will be approximately 35%.

NEW ACCOUNTING PRONOUNCEMENTS

Beginning in 1996, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, companies are permitted to adopt a new method of accounting for stock compensation awards which is based on recognition of a charge equal to the estimated fair value of the award on the date of grant. Alternatively, companies may continue using the methodology specified in APB No. 25, "Accounting for Stock Issued to Employees" to account for stock based compensation, with expanded disclosure in the notes to the annual financial statements of the pro forma effects on net income and earnings per share, assuming application of the new accounting method outlined in SFAS No. 123. Adoption of this new pronouncement has not had a significant impact on the Company's financial position or results of operations.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases, and cash generated from operations.

Cash, cash equivalents, and marketable securities at March 31, 1996 totaled $29.2 million, an increase of $.8 million during the first three months of 1996. This increase resulted from a $2.8 million increase due to cash provided by operations, financing activities (primarily consisting of proceeds from the exercise of employee stock options), and the effects of exchange rate changes, partially offset by the cash used for investing in property and equipment, field support spares and other assets of $2.0 million.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to continue to invest aggressively in productivity tools for its employees and in its field support spares.

The Company believes that its current balances of cash, cash equivalents, and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1996. However, if the Company does not generate revenue as expected or incurs unanticipated expenses, or needs additional investment funds to react to changes in its marketplace, it may need additional capital earlier or in amounts greater than would otherwise be required.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

FORWARD LOOKING INFORMATION

The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding future results and requirements are forward looking statements. These statements involve risk and uncertainties in addition to the factors discussed above, including market acceptance of the Brixton products, the availability of new employees experienced in the Brixton marketplace, growth and timing of new applications for the Company's Channelink products, particularly in the area of network-based storage, uncertainties due to the Company's recently announced management reorganization, including its ability to retain a new Chief Executive Officer, changes in general economic conditions, cost and availability of components, and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

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

      10I.    1992 Employee Stock Purchase Plan (Incorporated by reference to
              Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

      10J. 1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form S-8 Registration Statement No. 33-48944.)

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

      10O. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-83266.)

      10P. March 10, 1994 Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

     Exhibit  Description
     -------  -----------

      10Q. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

      10R. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

      10S. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10T. Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10T to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10U. Severance Agreement by and between the Company and Franz Corneille. (Incorporated by reference to Exhibit 10U to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10V. Independent Contractor Agreement by and between the Company and Bruce T. Coleman. (Incorporated by reference to Exhibit 10V to Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).

      10W.    Independent Contractor Agreement by and between the Company Erwin
              A. Kelen. (Incorporated by reference to Exhibit 10W to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10X.    Independent Contractor Agreement by and between the Company John
              A. Rollwagen. (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      11. Statement Re: Computation of Net Income per Common and Common Equivalent Share.

      27.     Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)



  Date:  May 12, 1996           By:      /s/  John R. Brintnall
         ------------               --------------------------------
                                John R. Brintnall
                                Vice President of Finance
                                (Principal financial and accounting officer and
                                duly authorized signatory on behalf of the
                                Registrant.)

                                EXHIBIT INDEX

     Exhibit  Description                                                        Page
     -------  -----------                                                        ----

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

      10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No.
              33-41986.)

     Exhibit  Description                                                        Page
     -------  -----------                                                        ----
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

      10I.    1992 Employee Stock Purchase Plan (Incorporated by reference to
              Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

      10J.    1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to
              Form S-8 Registration Statement No. 33-48944.)

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

      10O. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No.
              33-83266.)

      10P. March 10, 1994 Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement
              No. 33-83266.)


     Exhibit  Description                                                        Page
     -------  -----------                                                        ----
      10Q.    Amendment to 1992 Stock Award Plan increasing shares reserved from
              1,050,000 to 3,250,000 (Incorporated by reference to Form S-8
              Registration Statement No. 33-83262.)

      10R. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000 (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

      10S. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10T.    Severance Agreement by and between the Company and Eugene D.
              Misukanis. (Incorporated by reference to Exhibit 10T to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995).

      10U.    Severance Agreement by and between the Company and Franz
              Corneille. (Incorporated by reference to Exhibit 10U to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995).

      10V. Independent Contractor Agreement by and between the Company and Bruce T. Coleman. (Incorporated by reference to Exhibit 10V to
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).

      10W.    Independent Contractor Agreement by and between the Company Erwin
              A. Kelen. (Incorporated by reference to Exhibit 10W to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995).

      10X.    Independent Contractor Agreement by and between the Company John
              A. Rollwagen. (Incorporated by reference to Exhibit 10X to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995).

      11.     Statement Re: Computation of Net Income per Common and Common
              Equivalent Share. ............................Electronically Filed

      27.     Financial Data Schedule. .....................Electronically Filed

      (b)     No reports on Form 8-K were filed during the quarter ended March
              31, 1996.