Form 10-Q
period 1996-06-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1996-08-08
CIK 701319

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1996 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________



                       COMMISSION FILE NUMBER:  0-13994
                                                -------

                    Computer Network Technology Corporation
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                      41-1356476
           ---------                     ---------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


     605 North Highway 169, Suite 800, Minneapolis, Minnesota         55441
     --------------------------------------------------------     --------------
            (Address of principal executive offices)                (Zip Code)


                       Telephone Number:  (612) 797-6000
                  -------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.     Yes  X   No
                                                    ---  ---

As of July 30, 1996, the registrant had 23,343,536 shares of $.01 par value common stock issued and outstanding.

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



               Consolidated Balance Sheets as of June 30, 1996 and
                December 31, 1995.............................................3

               Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1995..................................4

               Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995..................................5

               Notes to Consolidated Financial Statements.....................6

 Item 2.       Management's Discussion and Analysis of

                Results of Operations.........................................8
                Financial Condition..........................................12

PART II.       OTHER INFORMATION.............................................14

 Item 4.       Submission of matters to a vote of Security Holders

 Item 5.       None

 Item 6.       Exhibits and Reports on Form 8-K



SIGNATURES...................................................................19

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30           December 31
                                                           1996               1995
                                                      -------------       -------------
ASSETS                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                           $  11,540,347       $   5,959,931
  Marketable securities                                  22,170,195          22,448,987
  Receivables, net                                       21,452,578          18,545,363
  Inventories                                            10,386,240          10,534,152
  Deferred tax asset                                      2,559,000           2,559,000
  Other current assets                                      483,910           1,477,568
                                                      -------------       -------------
    Total current assets                                 68,592,270          61,525,001
                                                      -------------       -------------

Property and equipment, net                               8,262,054           8,598,666
Field support spares, net                                 3,763,743           4,406,225
Purchased technology, net                                 3,194,575           3,534,849
Goodwill, net                                               686,533             722,167
Other assets                                                462,402             347,209
                                                      -------------       -------------
                                                      $  84,961,577      $   79,134,117
                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   3,935,052      $    2,578,188
  Accrued liabilities                                     6,225,514           7,410,409
  Deferred revenue                                       10,190,885           7,254,446
                                                      -------------       -------------
    Total current liabilities                            20,351,451          17,243,043
                                                      -------------       -------------

Deferred tax liability                                    1,385,000           1,385,000
                                                      -------------       -------------
    Total liabilities                                    21,736,451          18,628,043
                                                      -------------       -------------

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares;
    none issued and outstanding                                   -                   -
  Common stock, $.01 par value; authorized
    30,000,000 shares, issued and outstanding
    23,312,161 at June 30, 1996 and
    22,929,360 at December 31, 1995                         233,122             229,294
  Additional paid-in capital                             59,743,768          58,150,984
  Retained earnings                                       3,565,916           2,365,812
  Cumulative translation adjustment                        (317,680)           (240,016)
                                                      -------------       -------------
    Total shareholders' equity                           63,225,126          60,506,074
                                                      -------------       -------------
                                                      $  84,961,577      $   79,134,117
                                                      =============       =============

See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three months ended                    Six months ended
                                                        June 30                              June 30
                                           -------------------------------       -----------------------------
                                               1996               1995                1996            1995
                                           ------------       ------------       -------------    ------------
REVENUE:
 Product sales                             $ 19,972,393       $ 17,388,784       $  37,334,710    $ 31,972,297
 Service fees                                 5,573,652          4,387,199          10,568,646       8,534,477
                                           ------------       ------------       -------------    ------------
  Total revenue                              25,546,045         21,775,983          47,903,356      40,506,774
                                           ------------       ------------       -------------    ------------

COST OF REVENUE:
 Cost of product sales                        7,327,900          4,895,689          13,395,051       8,989,341
 Cost of service fees                         4,174,854          3,419,654           8,163,076       6,872,251
                                           ------------       ------------       -------------    ------------
  Total cost of revenue                      11,502,754          8,315,343          21,558,127      15,861,592
                                           ------------       ------------       -------------    ------------

GROSS PROFIT                                 14,043,291         13,460,640          26,345,229      24,645,182
                                           ------------       ------------       -------------    ------------

OPERATING EXPENSES:
 Sales and marketing                          7,517,939          5,633,728          15,255,764      10,222,462
 Engineering and development                  3,200,660          2,830,504           6,357,038       5,573,738
 General and administrative                   2,047,658          1,553,597           3,833,117       2,926,315
                                           ------------       ------------       -------------    ------------
  Total operating expenses                   12,766,257         10,017,829          25,445,919      18,722,515
                                           ------------       ------------       -----------      ------------

INCOME FROM OPERATIONS                        1,277,034          3,442,811             899,310       5,922,667
                                           ------------       ------------       -------------    ------------

OTHER INCOME (EXPENSE):
 Interest income                                453,491            435,565             845,400         779,265
 Interest expense                                (6,938)           (30,117)            (16,620)        (43,226)
 Other, net                                      92,369             79,516             117,014         133,571
                                           ------------       ------------       -------------    ------------
  Other income                                  538,922            484,964             945,794         869,610
                                           ------------       ------------       -------------    ------------

INCOME BEFORE INCOME TAXES                    1,815,956          3,927,775           1,845,104       6,792,277

PROVISION FOR INCOME TAXES                      635,000          1,494,000             645,000       2,611,000
                                           ------------       ------------       -------------    ------------

NET INCOME                                 $  1,180,956       $  2,433,775       $   1,200,104    $  4,181,277
                                           ============       ============       =============    ============

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                    $        .05       $        .10       $         .05    $        .18
                                           ============       ============       =============    ============

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                            23,808,772         23,743,694          23,626,768      23,532,195
                                           ============       ============       =============    ============

     See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six months ended June 30
                                                    ----------------------------------
                                                          1996               1995
                                                    --------------      --------------
OPERATING ACTIVITIES:
 Net income                                         $  1,200,104        $   4,181,277
 Depreciation and amortization                         4,042,741            3,957,008
 Compensation expense                                    125,000                  -

 CHANGES IN OPERATING ASSETS AND
  LIABILITIES
  Receivables                                         (2,907,215)           2,839,558
  Inventories                                            147,912           (1,197,163)
  Other current assets                                   993,658              353,251
  Accounts payable                                     1,356,864              967,995
  Accrued expenses                                    (1,184,895)          (2,395,873)
  Deferred revenue                                     2,936,439            3,031,266
                                                    ------------        -------------
   Cash provided by operating activities               6,710,608           11,737,319
                                                    ------------        -------------

INVESTING ACTIVITIES:
 Additions to property and equipment                  (1,815,562)          (1,433,713)
 Additions to field support spares                      (872,177)            (889,761)
 Purchase (redemption) of marketable                     278,792           (7,356,346)
  securities
 Other                                                  (115,193)            (128,039)
                                                    ------------        -------------
  Cash used for investing activities                  (2,524,140)          (9,807,859)
                                                    ------------        -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                1,471,612            1,039,391
                                                    ------------        -------------
  Cash provided by financing activities                1,471,612            1,039,391
                                                    ------------        -------------

Effects of exchange rate changes                         (77,664)             249,730
                                                    ------------        -------------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  5,580,416            3,218,581

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                             5,959,931           15,855,905
                                                    ------------        -------------

CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                             $ 11,540,347        $  19,074,486
                                                    ============        =============



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


(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                  JUNE 30    December 31
                                   1996         1995
                                -----------  -----------
Components and subassemblies    $ 3,899,152   $ 4,471,969
Work in process                   1,343,547     1,498,588
Finished goods                    5,143,541     4,563,595
                                -----------   -----------
                                $10,386,240   $10,534,152
                                ===========   ===========

(3)  COMMON STOCK EQUIVALENTS

For the three and six months ended June 30, 1996 and 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options and warrants, were converted using the treasury stock method.

(4)  COMMON EQUITY PUT OPTION

In connection with a severance agreement entered into with a former officer and director during the fourth quarter of 1995, the Company had an obligation to repurchase up to 280,000 shares of its common stock on the last trading day of calendar year 1997 for a price of $8.50 per share (see notes to the consolidated financial statements incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).

During the second quarter of 1996, the former officer and director sold on the open market 182,600 common shares which were subject to the repurchase obligation. As a result, at June 30, 1996, the Company's remaining obligation with respect to the common equity put option is for the potential repurchase of up to 97,400 shares of its common stock.

The obligation will expire if the former officer and director sells the remaining shares on the open market prior to the last trading day of calendar year 1997, or, subject to certain exceptions, if for any five consecutive trading days prior to the last trading day of calendar year 1997, the closing market price for the Company's common stock equals or exceeds $8.50 per share.

The Company will adjust compensation expense in future periods as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation to repurchase stock from the former officer and director. For the three and six months ended June 30, 1996, compensation expense has been reduced by $672,000 and $987,000, respectively, due to the increase in the market price of the Company's common stock, and termination of a portion of the Company's obligation under the common equity put option.

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

                                  Three months ended       Six months ended
                                       June 30                 June 30
                                -----------------------  ---------------------
                                  1996         1995       1996         1995
                                --------     --------   --------     --------

REVENUE:
 Product sales                     78.2%        79.9%      77.9%        78.9%
 Service fees                      21.8         20.1       22.1         21.1
                                  -----        -----      -----        -----
   Total revenue                  100.0        100.0      100.0        100.0
                                  -----        -----      -----        -----

GROSS PROFIT:
 Product sales                     63.3         71.8       64.1         71.9
 Service fees                      25.1         22.1       22.8         19.5
                                  -----        -----      -----        -----
   Total gross profit              54.9         61.8       55.0         60.8
                                  -----        -----      -----        -----

OPERATING EXPENSES:
 Sales and marketing               29.4         25.9       31.8         25.2
 Engineering and development       12.5         13.0       13.3         13.8
 General and administrative         8.0          7.1        8.0          7.2
                                  -----        -----      -----        -----
   Total operating expenses        49.9         46.0       53.1         46.2
                                  -----        -----      -----        -----
INCOME FROM OPERATIONS              5.0         15.8        1.9         14.6
 Other income                       2.1          2.2        2.0          2.1
                                  -----        -----      -----        -----
INCOME BEFORE INCOME TAXES          7.1         18.0        3.9         16.7
 Provision for income taxes        (2.5)        (6.8)      (1.4)        (6.4)
                                  -----        -----      -----        -----
NET INCOME                          4.6%        11.2%       2.5%        10.3%
                                  =====        =====      =====        =====

REVENUE

The Company's revenue primarily includes the sale and support of its Channelink products for the high performance networking market and licensing, sale and support of its Brixton hardware and software products for the enterprise-wide application access and interoperability market.

Revenue increased 17% and 18% for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods of 1995. Revenue from the Company's Channelink product line totaled $22.8 million and $41.9 million for the three and six month periods ended June 30, 1996, respectively, increases of 22% and 23%, respectively, when compared to 1995. Revenue from the Company's Brixton product line totaled $2.7 million and $5.9 million for the three and six month periods ended June 30, 1996, which are comparable to 1995 revenue levels from the Brixton product line.

Revenue from product sales totaled $20.0 million and $37.3 million for the three and six month periods ended June 30, 1996, respectively, increases of 15% and 17%, respectively, when compared to the same periods of 1995. The increase in revenue from product sales primarily resulted from the sale of the Company's channel connectivity controller to two new OEM customers. During the first quarter of 1996, the Company entered into an agreement to provide its channel connectivity controller to IBM. The agreement, which runs through the end of 1996, is expected to provide approximately $7 million of product and service revenue to the Company. During the three and six month periods ended June 30, 1996, the Company recognized product and service revenue under this agreement of approximately $3.2 million and $4.9 million, respectively.

Revenue from service fees, which primarily reflects contracted maintenance services, increased 27% and 24% during the three and six months ended June 30, 1996, respectively, when compared to the same periods of 1995. This increase primarily resulted from the growing installed base of customers using the Company's Channelink and Brixton products.

The Company derived approximately 27% of its revenue from international customers for both the three and six month periods ended June 30, 1996, as compared to 24% and 28%, respectively, for the same periods of 1995. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America.

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

While the Company believes that the markets for traditional data center consolidation applications for its Channelink products has matured, it believes that additional network-based storage applications should result in continuing demand for its Channelink products. In addition, the Company will continue to pursue the sale of its Channelink products through alternate distribution channels. The levels of Channelink revenue reported by the Company in any given period have been, and will continue to be impacted by, among other things, the timing of the introduction of new products and applications by IBM and others.

Revenue from the Brixton product line for the three months ended June 30, 1996 was lower than expected given the new investments that have been made by the Company in the engineering, sales and marketing of these products. The Company believes that the improved product function associated with new Brixton products released in 1995, the anticipated introduction of its new integrated gateway product in the second half of 1996, and the increase in the number of employees dedicated to the marketing and sale of the Brixton products, should result in increased Brixton revenue in 1996.

The Company believes service fees for its Channelink and Brixton product lines will grow in 1996 at approximately the same rate as the installed base of these products.

The Company expects to continue to see quarter-to-quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly revenue, may contribute to such fluctuations.

As a result of the Company's strategy to hire a separate sales and marketing organization dedicated exclusively to the Brixton market, the introduction of the Company's new integrated gateway product, the introduction of additional network-based storage applications for its Channelink products, and the Company's existing $7 million OEM agreement with IBM, the Company believes revenue in 1996 will increase when compared to 1995.

GROSS PROFIT

For the three and six months ended June 30, 1996, the gross profit margins from product sales were 63% and 64%, respectively, as compared to 72% for both the three and six months ended June 30, 1995. The decrease in gross profit margins from product sales for both the three and six months ended June 30, 1996, when compared to the same periods of 1995, primarily resulted from lower margin OEM sales of the Company's channel connectivity controller to IBM, a decrease in higher margin software sales as a percentage of total product sales, and increased charges for inventory obsolescence.

As a result of worldwide competition, and the continued OEM sale of the Company's channel connectivity controller to IBM, the Company anticipates that its gross profit margin percentage from product sales will be somewhat lower for the remainder of 1996 when compared to the same periods of 1995. The anticipated decrease in the gross profit margin percentage from product sales for the remainder of 1996 will be somewhat offset if the Company's new investments in the sale, marketing and engineering of its Brixton products result in an increase in the percentage of product sales coming from the Company's higher margin Brixton software products. Actual gross profit margins on product sales in 1996 will depend on a number of factors, including the mix of products, market acceptance of the Brixton product line, the relative amount of products sold through indirect distribution channels, the requirement to pay licensing fees for the right to use certain technology, and the level of continuing price competition.

For the three and six months ended June 30, 1996, gross profit margins from service fees were 25% and 23%, respectively, as compared to 22% and 19%, respectively, for the same periods of 1995. The increase in gross profit margins from service fees resulted from a steadily increasing base of customers having installed Channelink and Brixton products covered by maintenance contracts, which provide economies of scale.

The Company anticipates that it will continue to make additional investments in its service business, particularly to support the Brixton product line. As a result of this increased investment, the Company currently anticipates that gross profit margins from its service business for the remainder of 1996 will be somewhat lower when compared to the second quarter of 1996.

SPECIAL CHARGES

In connection with the management reorganization announced by the Company in December 1995, the Company issued a common equity put option to a former officer and director. The Company has adjusted compensation expense in the current period, and will be required to adjust compensation expense in future periods, as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation under the common equity put option. For the three and six months ended June 30, 1996, engineering and development expense has been reduced by $672,000 and $987,000, respectively, due to the increase in the market price of the Company's common stock, and termination of a portion of the Company's obligation under the common equity put option.

OPERATING EXPENSES

During the second quarter and first half of 1996, the Company continued to expand its sales and marketing organizations, with a particular emphasis on new employees dedicated to the Brixton product line. Sales and marketing expenses increased during the three and six months ended June 30, 1996 by 33% and 49%, respectively, when compared to the same periods of 1995. The increases for both the three and six months ended June 30, 1996 were primarily attributable to an increase in commission expense, due to the higher level of sales during 1996, and an increase in compensation, travel and other expenses associated with the continued expansion of the Company's sales organization. The increases for both periods were somewhat offset by lower product evaluation expense. The Company anticipates that sales and marketing expenses will be higher through the remainder of 1996 when compared to the same period of 1995 due to the expense associated with the additional sales and marketing employees hired in recent quarters.

Engineering and development costs, primarily consisting of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products increased during the three and six months ended June 30, 1996, by 37% and 32%, respectively, when compared to the same periods of 1995 and excluding the impact of the previously discussed common equity put option. The increase for both periods is primarily attributable to increases in compensation expense, related fringe benefits and engineering prototype materials. Engineering and development expenses, excluding the impact of the common equity put option, were 15% of total revenue for both the three and six months ended June 30, 1996, as compared to 13% and 14% of total revenue, respectively, for the same periods of 1995. The Company anticipates investing approximately 15% of total revenue on engineering and development in 1996 (excluding the impact of the common equity put option), which includes investments in current and future products. The Company believes a sustained high level of investment is essential to customer satisfaction and future revenue.

General and administrative expenses increased by 32% and 31% during the three and six months ended June 30, 1996, respectively, when compared to the same periods of 1995. The increases are primarily attributable to increases in recruiting and related costs associated with recruiting a new Chief Executive Officer, executive compensation, and employee severance. General and administrative expenses were 8% of total revenue for both the three and six months ended June 30, 1996, as compared to 7% of total revenue during the same periods of 1995. The Company anticipates that general and administrative expenses will be approximately 7% of total revenue in 1996.

The Company recorded a provision for income taxes at an effective rate of 35% for both the three and six months ended June 30, 1996, as compared to 38% during the same periods of 1995. The Company currently anticipates that its effective tax rate for the remainder of 1996 will be approximately 35%.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases, and cash generated from operations. Cash, cash equivalents, and marketable securities at June 30, 1996, totaled $33.7 million, an increase of $5.3 million during the first six months of 1996. This increase resulted from cash provided from operations of $6.7 million, financing activities of $1.5 million (primarily consisting of proceeds from the exercise of employee stock options), partially offset by the effects of exchange rate changes and cash used for investing in property and equipment, field support spares and other assets of $2.9 million. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to continue to invest aggressively in productivity tools for its employees and in its field support spares.

The Company believes that its current balances of cash, cash equivalents, and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1997. However, if the Company does not generate revenue as expected or incurs unanticipated expenses, or needs additional investment funds to react to changes in its marketplace, it may need additional capital earlier or in amounts greater than would otherwise be required.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed above are forward looking statements, including expected 1996 revenue levels and revenue growth, gross profit margin percentages, and expense levels, made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In addition to the factors discussed above, other factors could cause actual results to differ materially from those described, including market acceptance of the Brixton products; availability of new employees experienced in the Brixton marketplace; growth and timing of new applications for the Company's Channelink products, particularly in the area of network-based storage; the successful expansion of distribution channels for products through OEM's and others; the continuing availability of necessary intellectual property licenses on commercially reasonable terms; changes in general economic conditions; cost and availability of components; and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

                          PART II.  OTHER INFORMATION

Item 1-3.  None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)  The Annual Meeting of Shareholders was held on May 17, 1996

           (a)  Elected as Directors of the Company

                Bruce T. Coleman
                Erwin A. Kelen
                Lawrence Perlman
                John A. Rollwagen

           (c)  Matters voted upon

                                                                                          Broker
                                                      Affirmative   Negative                Non
                                                         votes        votes     Abstain    votes
                                                      -----------   ---------   -------   -------
                1.  Election of Directors

                    Bruce T. Coleman                   19,523,593     340,710         0         0
                    Erwin A. Kelen                     19,525,343     338,960         0         0
                    Lawrence Perlman                   19,525,043     339,260         0         0
                    John A. Rollwagen                  19,521,303     343,000         0         0

                2.  To amend the 1992
                    Stock Award Plan
                    to increase the number
                    of shares authorized
                    for issuance thereunder
                    from 3,250,000 to
                    4,350,000; to provide
                    for the automatic grant
                    of certain stock options
                    to nonemployee directors
                    upon initial election or
                    appointment to the Executive
                    Committee of the Board and
                    upon initial election as
                    Chairman or Vice Chairman of
                    the Board; and to increase
                    the maximum number of shares
                    subject to options that can
                    be awarded to any single
                    employee during any calendar
                    year to 750,000;                   16,377,727   2,348,796   202,033   935,747

                3.  To amend the 1992
                    Employee Stock
                    Purchase Plan to
                    increase the number
                    of shares authorized
                    for issuance thereunder
                    from 400,000 to 450,000
                    and to limit the number of
                    shares that may be purchased
                    thereunder to 5,000 per
                    Participant for any annual
                    Purchase Period;                   18,437,139     785,172   167,671   474,321

                4.  Proposal to ratify and
                    approve the appointment
                    of KPMG Peat Marwick
                    LLP as independent
                    Auditors of the Company
                    for the year ending
                    December 31, 1996                  19,639,764     118,149   106,390         0

Item 5.  None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits are filed herewith.


Exhibit   Description
- -------   -----------
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

10A.       Omitted

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

10F. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B to Form S-8 Registration Statement No. 33-
           41986.)


Exhibit   Description
- -------   -----------
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

10I.      1992 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 28 to Form S-8 Registration Statement No. 33-48954.)

10J.      1992 Stock Award Plan (Incorporated by reference to Exhibit 28 to Form
          S-8 Registration Statement No. 33-48944.)

10K. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993.
          (Incorporated by reference to Exhibit 10X to Annual Report on Form 10-
          K for the fiscal year ended December 31, 1993.)

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

10O. March 10, 1994 Incentive Stock Option Agreements (Incorporated by reference to Exhibit 28.2 to Form S-8 Registration Statement No. 33-
          83266.)

10P. March 10, 1994 Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-
          83266.)


Exhibit   Description
- -------   -----------
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

10U.      Severance Agreement by and between the Company and Frantz Corneille.
          (Incorporated by reference to Exhibit 10U to Annual Report on Form 10-
          K for the fiscal year ended December 31, 1995).

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

10Y.      Amendment No. 1 to Severance Agreement by and between the Company and
          Eugene D. Misukanis.

10Z. Employment Agreement by and between the Company and Thomas G. Hudson as amended.

10AA.     Lease Agreement between Teachers Realty Corporation and Computer
          Network Technology Corporation.


11.       Statement Re: Computation of Net Income per Common and Common
          Equivalent Share.

27.       Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                 (Registrant)



Date:  August 8, 1996                  By: /s/  John R. Brintnall
                                           ----------------------
                                           John R. Brintnall
                                           Vice President of Finance
                                           (Principal financial and accounting
                                           officer and duly authorized signatory
                                           on behalf of the Registrant.)

                                 EXHIBIT INDEX

Exhibit  Description                                                       Page
- -------  -----------                                                       ----
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

10A.     Omitted

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

10F.     Amended 1986 Nonqualified Stock Option Plan.
         (Incorporated by reference to Exhibit 10B to Form
         S-8 Registration Statement No. 33-41986.)

Exhibit  Description                                                       Page
- -------  -----------                                                       ----
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

10O.     March 10, 1994 Incentive Stock Option Agreements
         (Incorporated by reference to Exhibit 28.2 to Form S-8
         Registration Statement No. 33-83266.)

10P.     March 10, 1994 Non-Qualified Stock Option Agreements
         (Incorporated by reference to Exhibit 28.3 to Form S-8
         Registration Statement No. 33-83266.)

Exhibit  Description                                                       Page
- -------  -----------                                                       ----

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

10U. Severance Agreement by and between the Company and Frantz Corneille. (Incorporated by reference to Exhibit 10U to Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).

10V. Independent Contractor Agreement by and between the Company and Bruce T. Coleman. (Incorporated by reference to
         Exhibit 10V to Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10W. Independent Contractor Agreement by and between the Company and Erwin A. Kelen. (Incorporated by reference to Exhibit
         10W to Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995)

10X. Independent Contractor Agreement by and between the Company and John A. Rollwagen. (Incorporated by reference to
         Exhibit 10X to Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10Y.     Amendment No. 1 to Severance Agreement by and between the
         Company and Eugene D. Misukanis.............Electronically Filed

10Z.     Employment Agreement by and between the Company and Thomas
         G. Hudson as amended........................Electronically Filed

10AA.    Lease Agreement between Teachers Realty Corporation and
         Computer Network Technology Corporation.....Electronically Filed


Exhibit  Description                                               Page
- -------  -----------                                               ----
11.      Statement Re: Computation of Net Income per Common
         and Common Equivalent Share....................... Electronically Filed

27.      Financial Data Schedule........................... Electronically Filed