Form 10-Q
period 1996-09-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1996-11-13
CIK 701319

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1996 OR
     ------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


                       COMMISSION FILE NUMBER:  0-13994
                                                -------


                    Computer Network Technology Corporation
                    ---------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Minnesota                                   41-1356476
     ------------------------               ------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     605 North Highway 169, Suite 800, Minneapolis, Minnesota        55441
     --------------------------------------------------------        -----
            (Address of principal executive offices)              (Zip Code)


                       Telephone Number:  (612) 797-6000
                       ---------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes __X__    No _____

As of October 30, 1996, the registrant had 23,364,336 shares of $.01 par value common stock issued and outstanding.

================================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                    =======================================

                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                       Page
                                                                      ----

 Item 1.    Financial Statements


            Consolidated Balance Sheets as of September 30, 1996 and
             December 31, 1995........................................  3

            Consolidated Statements of Income for the three and
             nine months ended September 30, 1996 and 1995............  4

            Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1996 and 1995........................  5

            Notes to Consolidated Financial Statements................  6


 Item 2.    Management's Discussion and Analysis of

              Results of Operations...................................  8
              Financial Condition..................................... 13

PART II.    OTHER INFORMATION......................................... 14

 Item 1-5.  None

 Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES............................................................ 15

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30    December 31
                                                     1996            1995
                                                 ------------    -----------
ASSETS                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents                     $11,465,451    $ 5,959,931
    Marketable securities                          24,267,412     22,448,987
    Receivables, net                               19,145,775     18,545,363
    Inventories                                    10,796,611     10,534,152
    Deferred tax asset                              2,559,000      2,559,000
    Other current assets                              429,449      1,477,568
                                                  -----------    -----------
      Total current assets                         68,663,698     61,525,001
                                                  -----------    -----------

Property and equipment, net                         8,119,261      8,598,666
Field support spares, net                           3,617,281      4,406,225
Purchased technology, net                           3,024,439      3,534,849
Goodwill, net                                         672,429        722,167
Other assets                                          559,914        347,209
                                                  -----------    -----------
                                                  $84,657,022    $79,134,117
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $ 2,731,679    $ 2,578,188
    Accrued liabilities                             6,714,652      7,410,409
    Deferred revenue                                9,318,956      7,254,446
                                                  -----------    -----------
        Total current liabilities                  18,765,287     17,243,043
                                                  -----------    -----------

Deferred tax liability                              1,385,000      1,385,000
                                                  -----------    -----------
        Total liabilities                          20,150,287     18,628,043
                                                  -----------    -----------

Shareholders' equity:
    Common stock, $.01 par value; authorized
      30,000,000 shares, issued and
      outstanding 23,361,036 at September 30,
      1996 and 22,929,360 at December 31, 1995        233,610        229,294
    Additional paid-in capital                     59,903,779     58,150,984
    Retained earnings                               4,642,154      2,365,812
    Cumulative translation adjustment                (272,808)      (240,016)
                                                  -----------    -----------
        Total shareholders' equity                 64,506,735     60,506,074
                                                  -----------    -----------
                                                  $84,657,022    $79,134,117
                                                  ===========    ===========


                                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                      Three months ended         Nine months ended
                                         September 30              September 30
                                   -----------------------    -------------------------
                                     1996          1995          1996           1995
                                  -----------   -----------   -----------   -----------
REVENUE:
  Product sales                   $18,019,964   $11,902,319   $55,354,674   $43,874,616
  Service fees                      5,955,966     4,685,104    16,524,612    13,219,581
                                  -----------   -----------   -----------   -----------
      Total revenue                23,975,930    16,587,423    71,879,286    57,094,197
                                  -----------   -----------   -----------   -----------
COST OF REVENUE:
  Cost of product sales             5,752,618     3,768,113    19,147,669    12,757,454
  Cost of service fees              4,534,523     3,779,230    12,697,599    10,651,481
                                  -----------   -----------   -----------   -----------
      Total cost of revenue        10,287,141     7,547,343    31,845,268    23,408,935
                                  -----------   -----------   -----------   -----------
GROSS PROFIT                       13,688,789     9,040,080    40,034,018    33,685,262
                                  -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Sales and marketing               7,274,711     5,013,898    22,530,475    15,236,360
  Engineering and development       3,645,444     2,574,606    10,002,482     8,148,344
  General and administrative        1,713,158     1,207,493     5,546,275     4,133,808
                                  -----------   -----------   -----------   -----------
      Total operating expenses     12,633,313     8,795,997    38,079,232    27,518,512
                                  -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS              1,055,476       244,083     1,954,786     6,166,750
                                  -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income                     509,958       420,441     1,355,358     1,199,706
  Interest expense                     (8,048)       (5,848)      (24,668)      (49,074)
  Other, net                          103,852        94,323       220,866       227,894
                                  -----------   -----------   -----------   -----------
      Other income                    605,762       508,916     1,551,556     1,378,526
                                  -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES          1,661,238       752,999     3,506,342     7,545,276
PROVISION FOR INCOME TAXES           (585,000)     (286,000)   (1,230,000)   (2,897,000)
                                  -----------   -----------   -----------   -----------
NET INCOME                        $ 1,076,238   $   466,999   $ 2,276,342   $ 4,648,276
                                  ===========   ===========   ===========   ===========
NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE       $       .05   $       .02   $       .10   $       .20
                                  ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                  23,691,385    23,802,266    23,617,754    23,624,149
                                  ===========   ===========   ===========   ===========

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Nine months ended September 30
                                          ------------------------------
                                             1996               1995
                                          -----------       ------------
OPERATING ACTIVITIES:
  Net income                              $ 2,276,342       $  4,648,276
  Depreciation and amortization             6,055,835          5,876,889
  Compensation Expense                        125,000                 -

CHANGES IN OPERATING ASSETS AND
 LIABILITIES:
    Receivables                              (600,412)         6,474,667
    Inventories                              (262,459)        (4,098,066)
    Other current assets                    1,048,119            190,505
    Accounts payable                          153,491            764,454
    Accrued expenses                         (695,757)        (3,676,291)
    Deferred revenue                        2,064,510          2,713,186
                                          -----------       ------------
    Cash provided by operating
     activities                            10,164,669         12,893,620
                                          -----------       ------------
INVESTING ACTIVITIES:
  Additions to property and equipment      (2,780,215)        (2,167,804)
  Additions to field support spares        (1,447,123)        (1,131,755)
  Redemption of marketable securities      (1,818,425)       (13,509,680)
  Other                                      (212,705)           (82,244)
                                          -----------       ------------
    Cash used for investing activities     (6,258,468)       (16,891,483)
                                          -----------       ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                            1,632,111          1,197,310
                                          -----------       ------------
    Cash provided by financing
     activities                             1,632,111          1,197,310
                                          -----------       ------------
Effects of exchange rate changes              (32,792)           259,854
                                          -----------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           5,505,520         (2,540,699)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                  5,959,931         15,855,905
                                          -----------       ------------
CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                   $11,465,451       $ 13,315,206
                                          ===========       ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited except for the balance sheet as of December 31, 1995, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1995 filed with the Securities and Exchange Commission.

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                     SEPTEMBER 30  December 31
                                         1996         1995
                                     ------------  -----------
     Components and subassemblies     $ 4,911,282  $ 4,471,969
     Work in process                    1,626,742    1,498,588
     Finished goods                     4,258,587    4,563,595
                                      -----------  -----------
                                      $10,796,611  $10,534,152
                                      ===========  ===========

(3)  COMMON STOCK EQUIVALENTS

For the three and nine months ended September 30, 1996 and 1995, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options and warrants, were converted using the treasury stock method.

(4)  COMMON EQUITY PUT OPTION

In connection with a severance agreement entered into with a former officer and director during the fourth quarter of 1995, the Company agreed to repurchase up to 280,000 shares of its common stock on the last trading day of calendar year 1997 for a price of $8.50 per share (see notes to the consolidated financial statements incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

During the second quarter of 1996, the former officer and director sold on the open market 182,600 common shares which were subject to the repurchase obligation. As a result, at September 30, 1996, the Company's remaining obligation with respect to the common equity put option is for the potential repurchase of up to 97,400 shares of its common stock. The obligation will expire if the former officer and director sells the remaining shares on the open market prior to the last trading day of calendar year 1997, or, subject to certain exceptions, if for any five consecutive trading days prior to the last trading day of calendar year 1997, the closing market price for the Company's common stock equals or exceeds $8.50 per share.

The Company will adjust compensation expense in future periods as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation to repurchase stock from the former officer and director. For the three and nine months ended September 30, 1996, compensation expense has been increased by $134,000 and reduced by $853,000, respectively, due to fluctuations in the market price of the Company's common stock, and termination of a portion of the Company's obligation under the common equity put option.

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

                                    Three months ended    Nine months ended
                                       September 30          September 30
                                    ------------------    -----------------
                                      1996       1995       1996      1995
                                     -----      -----      -----     -----
REVENUE:
    Product sales                     75.2%      71.8%      77.0%     76.8%
    Service fees                      24.8       28.2       23.0      23.2
                                     -----      -----      -----     -----
        Total revenue                100.0      100.0      100.0     100.0
                                     -----      -----      -----     -----
GROSS PROFIT:
    Product sales                     68.1       68.3       65.4      70.9
    Service fees                      23.9       19.3       23.2      19.4
                                     -----      -----      -----     -----
        Total gross profit            57.1       54.5       55.7      59.0
                                     -----      -----      -----     -----
OPERATING EXPENSES:
    Sales and marketing               30.3       30.2       31.4      26.7
    Engineering and development       15.2       15.5       13.9      14.3
    General and administrative         7.2        7.3        7.7       7.2
                                     -----      -----      -----     -----
        Total operating expenses      52.7       53.0       53.0      48.2
                                     -----      -----      -----     -----
INCOME FROM OPERATIONS                 4.4        1.5        2.7      10.8
    Other income                       2.5        3.0        2.2       2.4
                                     -----      -----      -----     -----
INCOME BEFORE INCOME TAXES             6.9        4.5        4.9      13.2
    Provision for income taxes        (2.4)      (1.7)      (1.7)     (5.1)
                                     -----      -----      -----     -----
NET INCOME                             4.5%       2.8%       3.2%      8.1%
                                     =====      =====      =====     =====


REVENUE

The Company's revenue primarily includes the sale and support of its Channelink products for the high performance networking market and licensing, sale and support of its Brixton hardware and software products for the enterprise-wide application access and interoperability market.

Revenue increased 45% and 26% for the three and nine months ended September 30, 1996, respectively, when compared to the three and nine months ended September 30, 1995. Revenue from the Company's Channelink product line totaled $20.8 million and $62.7 million for the three and nine months ended September 30, 1996, respectively, increases of 48% and 30%, respectively, when compared to 1995. Revenue from the Company's Brixton product line totaled $3.0 million and $9.0 million for the three and nine months ended September 30, 1996, respectively, increases of 50% and 16%, respectively, when compared to revenue levels from the Brixton product line for the comparable 1995 periods.

Revenue from product sales totaled $18.0 million and $55.4 million for the three and nine months ended September 30, 1996, respectively, increases of 51% and 26%, respectively, when compared to the same periods of 1995. The increase in revenue from product sales primarily resulted from an increase in orders from end user Channelink customers in North America and the sale of the Company's channel connectivity controller to IBM under an OEM agreement that was entered into during the first quarter of 1996. During the three and nine months ended September 30, 1996, the Company recognized product and service revenue under the IBM OEM agreement of approximately $1.9 million and $6.8 million, respectively. As of September 30, 1996, the Company has recognized all of the product revenue provided for under the agreement with IBM. The Company is currently negotiating with IBM and other systems vendors to obtain new orders for the sale of additional CNT technology and channel connectivity controllers in future quarters. At the present time, the Company is unable to predict with certainty the timing of when a new order might be received, if at all, or the impact that such orders may have on revenue in future periods.

Revenue from service fees, which primarily reflects contracted maintenance services and network reconfiguration services, increased by 27% and 25% during the three and nine months ended September 30, 1996, respectively, when compared to the same periods of 1995. This increase primarily resulted from the growing installed base of customers using the Company's Channelink and Brixton products.

The Company derived approximately 23% and 25% of its revenue from international customers during the three and nine months ended September 30, 1996, respectively, as compared to 33% and 30%, respectively, for the same periods of 1995. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America.

The Company believes that the increased use of network based storage applications by its traditional end user Channelink customers should result in continuing demand for the Company's Channelink products in both North American and international markets. In addition, the Company believes it can increase demand for its Channelink products by identifying new applications and international markets for its technology, and by continuing to pursue the sale of these products through alternate distribution channels, including OEM's. The levels of Channelink revenue reported by the Company in any given period will continue to be impacted by the receipt of sizable new orders from OEM's and others.

During 1996, in an effort to increase Brixton revenue, the Company made significant engineering, sales and marketing investments in the Brixton product line. The Company has hired additional sales and marketing personnel to focus exclusively on market opportunities for Brixton products and services through direct sales and alternate distribution channels. In addition, the Company has hired additional pre-sales and post-sales systems engineers dedicated to the support of the Brixton product line. Revenue from the Brixton product line for the three and nine months ended September 30, 1996 was lower than expected given the new investments that have been made in the engineering, sales and marketing of these products. The Company is currently analyzing potential strategies that will allow for better utilization of its existing Brixton resources and investments. In addition, management believes that increased Brixton revenue in future periods is dependent upon the development and implementation of new products, including the Company's new integrated gateway and software products that improve mainframe application access for enterprise-wide networks, and customer access to internets and intranets. Early in 1997, the Company anticipates that it will release a new enterprise-wide application and data access product for a broader interoperability market. The release of this new product may have an impact on the future marketability of certain existing Brixton products, and the recoverability of the purchased Brixton technology (valued at approximately $3 million at September 30, 1996).

The Company believes that service fees for its Channelink and Brixton product lines will grow in 1996 at approximately the same rate as the installed base of these products.

The Company expects to continue to see quarter-to-quarter fluctuations in revenue. The timing of sizable orders, because of their relative impact on total quarterly revenue, may contribute to such fluctuations.

GROSS PROFIT

For the three and nine months ended September 30, 1996, the gross profit margins from product sales were 68% and 65%, respectively, as compared to 68% and 71%, respectively, for the three and nine months ended September 30, 1995. The decrease in gross profit margins from product sales for the nine months ended September 30, 1996, when compared to the same period of 1995, primarily resulted from lower margin OEM sales of the Company's channel connectivity controller to IBM, a decrease in higher margin software sales as a percentage of total product sales, and increased charges for inventory obsolescence.

The Company anticipates that its gross profit margins from product sales will continue to fluctuate from period to period because of the variable nature of the product mix in any particular period. As a result of worldwide competition, the slow rate of growth in the sale of higher margin Brixton products, and the potential for continued OEM sale of the Company's channel connectivity controller to IBM, the Company anticipates that its gross profit margins from product sales for the remainder of 1996 will be similar to the 1996 year-to-date profit gross margin percentage. Actual gross margins on product sales for the remainder of 1996 and into 1997 will depend on a number of factors, including the mix of products, market acceptance of the Brixton product line, the potential impact of recording a charge due to impairment of the purchased Brixton technology asset, the relative amount of products sold through indirect distribution sources, the requirement to pay licensing fees for the right to use certain technology, and the level of continuing price competition.

For the three and nine months ended September 30, 1996, gross profit margins from service fees were 24% and 23%, respectively, as compared to 19% for both the three and nine months ended September 30, 1995. The increase in gross profit margins from service fees resulted from improving economies of scale as a steadily increasing base of Channelink and Brixton customers are contracting for maintenance services.

The Company anticipates that it will continue to make additional investments in its service business, particularly to support the Brixton product line. For the remainder of 1996 and into 1997, the Company believes that any economies of scale resulting from the increasing installed base of Channelink and Brixton products will be offset by the additional investments the Company intends to make in its service business. As a result, the Company currently anticipates that gross profit margins from its service business for the remainder of 1996 and into 1997 will be consistent with the Company's gross profit margins from its service business for the first nine months of 1996.

SPECIAL CHARGES

In connection with the management reorganization announced by the Company in December 1995, the Company issued a common equity put option to a former officer and director. The Company has adjusted compensation expense in the current period, and will be required to adjust compensation expense in future periods, as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation under the common equity put option. For the three and nine months ended September 30, 1996, engineering and development expense has been increased by $134,000 and decreased by $853,000, respectively, due to fluctuations in the market price of the Company's common stock, and termination of a portion of the Company's obligation under the common equity put option.

OPERATING EXPENSES

During the first half of 1996, the Company continued to expand its domestic sales and marketing organizations, with a particular emphasis on new employees dedicated to the Brixton product line. Sales and marketing expenses increased during the three and nine months ended September 30, 1996 by 45% and 48%, respectively, when compared to the same periods of 1995. The increases for both the three and nine months ended September 30, 1996 were primarily attributable to an increase in compensation, travel and other expenses associated with the continued expansion of the Company's sales organization, and an increase in commission expense due to the higher level of sales in 1996. The Company currently anticipates that sales and marketing expenses will be higher for the remainder of 1996 and into 1997 when compared to the same periods of 1995 due to the expense associated with the additional sales employees hired in recent quarters.

Engineering and development costs primarily consist of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products. Excluding the impact of the previously discussed common equity put option, engineering and development expense increased by 47% and 33%, respectively, for the three and nine months ended September 30, 1996 when compared to the same periods of 1995. The increase for the third quarter of 1996 is primarily attributable to increases in consulting services for engineering projects, new employee recruitment, and compensation expense, including related fringe benefits associated with the expansion of the engineering staff. The increase for the nine months ended September 30, 1996 is primarily attributable to increases in compensation expense, including related fringe benefits associated with the expansion of the engineering staff, and engineering prototype materials. Engineering and development expenses, excluding the impact of the common equity put option, for the three and nine months ended September 30, 1996 were approximately 15% of total revenue, as compared to 16% and 14% of total revenue for the same periods of 1995. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue. Excluding the impact of the common equity put option, the company anticipates that engineering and development expense for 1996 will be approximately equal to 15% of total revenue.

General and administrative expenses increased by 42% and 34% during the three and nine months ended September 30, 1996, respectively, when compared to the same periods of 1995. The increases for both periods are primarily attributable to director and executive compensation, including costs to recruit a new Chief Executive Officer, and employee severance. General and administrative expenses for the three and nine months ending September 30, 1996 were 7% and 8% of total revenue, respectively, as compared to 7% of total revenue during the same periods of 1995. The Company anticipates that general and administrative expenses will be approximately 7% of total revenue in 1996.

The Company recorded a provision for income taxes at an effective rate of 35% for both the three and nine months ended September 30, 1996. The Company's United States income tax returns for each of the years in the three year period ended December 31, 1995 are currently being examined by the Internal Revenue Service. The Company does not anticipate that the examination will have a material impact on its financial position or results of operations.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases, and cash generated from operations. Cash, cash equivalents, and marketable securities at September 30, 1996, totaled $35.7 million, an increase of $7.3 million during the first nine months of 1996. This increase resulted from cash provided by operations of $10.2 million, financing activities of $1.6 million (primarily consisting of proceeds from the exercise of employee stock options and issuance of shares under the Company's Employee Stock Purchase Plan), partially offset by cash used for investing in property and equipment, field support spares and other assets of $4.5 million. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to invest aggressively in productivity tools for its employees and in its field support spares.

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

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed above including expected 1996 revenue levels and revenue growth, gross profit margin percentages, timing of new product releases and 1996 and 1997 expense levels, are forward looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In addition to the factors discussed above, other factors could cause actual results to differ materially from those described, including market acceptance of existing and new Brixton products; the ability of the Company to fully utilize its existing investments in the Brixton product line; the growth and timing of new applications for the Company's Channelink products, particularly with respect to network-based storage; the successful expansion of distribution channels for products through OEM's and others; the continuing availability of necessary intellectual property licenses on commercially reasonable terms; changes in general economic conditions; cost and availability of components; and fluctuations in foreign exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

                          PART II.  OTHER INFORMATION

Item 1-5.  None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits filed herewith.

               3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

               3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-Q for the fiscal year ended December 31, 1991.)

               11. Statement Re: Computation of Net Income per Common and Common Equivalent Share.

               27.  Financial Data Schedule.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                 COMPUTER NETWORK TECHNOLOGY CORPORATION
                                               (Registrant)



Date:  November 8, 1996          By: /s/  John R. Brintnall
                                    -----------------------
                                 John R. Brintnall
                                 Vice President of Finance
                                 (Principal financial and accounting officer and
                                  duly authorized signatory on behalf of the
                                  Registrant)

                                 EXHIBIT INDEX

Exhibit  Description                                                 Page
-------  -----------                                                 ----
3A.      Restated Articles of Incorporation of the Company,
         as amended.  (Incorporated by reference to Exhibit 2
         to current report on Form 8-K dated June 22, 1992.)

3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form
         10-K for the fiscal year ended December 31, 1991.)

11.      Statement Re:  Computation of Net Income per Common
         and Common Equivalent Share.................................Electronically Filed

27.      Financial Data Schedule.....................................Electronically Filed