Form 10-K
period 1996-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1997-03-31
CIK 701319

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                                _______________


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


                  For the fiscal year ended December 31, 1996
                        Commission file number: 0-13994

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                          Minnesota                                                  41-1356476
--------------------------------------------------------------          ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

   605 North Highway 169, Suite 800, Minneapolis, Minnesota                            55441
--------------------------------------------------------------          ------------------------------------
           (Address of Principal Executive Offices)                                  (Zip Code)

                                               (612) 797-6000
                            ----------------------------------------------------
                            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                             None
                                                                        ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:                 Common Stock $.01 par value
                                                                        ------------------------------------
                                                                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No
       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1997 was approximately $127,248,000, based on a closing price of $5.50 per share as reported by the Nasdaq National Market on such date.

As of March 24, 1997, Registrant had 23,419,814 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Computer Network Technology Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997 are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

================================================================================

                                            TABLE OF CONTENTS


                                                 PART I

Item 1.     Business....................................................................................1
            Overview....................................................................................1
            Markets.....................................................................................2
            Products....................................................................................4
            Customer Support............................................................................9
            Marketing and Sales.........................................................................10
            Revenue Recognition Policy..................................................................10
            Engineering and Development.................................................................11
            Manufacturing and Suppliers.................................................................11
            Competition.................................................................................12
            Intellectual Property Rights................................................................12
            Employees...................................................................................13
Item 2.     Properties..................................................................................13
Item 3.     Legal Proceedings...........................................................................13
Item 4.     Submission of Matters to Vote of Security Holders...........................................13
Item 4.A    Executive Officers of the Company...........................................................14

                                                 PART II

Item 5.     Market for the Registrant's Securities and Related Shareholders Matters.....................17
Item 6.     Selected Consolidated Financial Information.................................................17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......17
Item 8.     Consolidated Financial Statements and Supplementary Data....................................17
Item 9.     Changes in and Disagreements with Accountants and Financial Disclosure......................17

                                                 PART III

Item 10.    Directors and Executive Officers............................................................18
Item 11.    Executive Compensation......................................................................18
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................18
Item 13.    Certain Relationships and Related Transactions..............................................18

                                                 PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...............19

SIGNATURES..............................................................................................28


PART I

Item 1.  Business

Overview

Computer Network Technology Corporation ("CNT" or the "Company") designs, manufactures, markets and supports a range of enterprise-wide information management connectivity, access and recovery hardware and software products designed to meet the complex needs of large organizations. These products are marketed by CNT under the Channelink(R), FileSpeed(TM), Channelink Integrated Gateway(TM), Web Integrator(TM) and Brixton(R) tradenames.

CNT's recovery and connectivity Channelink systems create high speed, wide-area enterprise networks that interconnect traditional data centers, peripherals, remote users, and the growing base of open system computer servers. These products also enable data centers to be interconnected to enable full data center recovery in cases of disaster, unintentional data loss, or partial interruption within seconds, hours, or days, depending on the specific configuration selected and the nature of the disaster.

CNT's access products enable desktop computer and terminal users operating different networking protocols (i.e. TCP/IP and SNA) to share the same physical networks and to access applications and data on different types of mainframe and open systems servers. In addition, legacy databases and legacy applications (such as those based on IBM products CICS or DB2) may be made accessible from an Internet or Intranet Web Browser.

CNT markets its products and services in North America primarily through a direct sales force and internationally through wholly-owned subsidiaries and distributors. Select hardware and software products are also remarketed by original equipment manufacturers ("OEMs") under other tradenames.

CNT emphasizes comprehensive customer support and training designed to maximize quality and customer satisfaction. CNT believes that its customer service programs provide significant added value to its customer base, enhance the reputation of the Company, and accelerate selling products and services to prospective customers.

CNT's executive offices are located at 605 North Highway 169, Suite 800, Minneapolis, Minnesota 55441 and its telephone number is 612-797-6000. Its World Wide Web site can be accessed at http://www.cnt.com. Unless the context otherwise requires, "CNT" or the "Company" refers to Computer Network Technology Corporation and its subsidiaries.

This annual report includes trade names, trademarks and registered trademarks of companies other than CNT.

Markets

CNT designs high-performance networking solutions that seamlessly integrate a heterogeneous mix of technology, architectures, vendors and communication standards that allow enterprises to preserve their investments in traditional legacy data processing systems and today's open systems to create enterprise-wide networks and intranets.

CNT principally addresses three enterprise information management markets: the high-speed connectivity market with its Channelink and FileSpeed product lines, the enterprise access market with its Channelink Integrated Gateway and Brixton product lines, and the data center continous operations recovery market with its Channelink and FileSpeed product lines.

Enterprise Connectivity

The Company's enterprise connectivity products facilitate data center consolidation and centralization, while enabling certain input and output peripherals to be more conveniently housed with geographically dispersed regional customer operations. Increasingly, these new solutions are being constructed by customers in conjunction with business process changes being driven for cost efficiencies, improved customer services, or the penetration of new markets with new services. Reducing the total number of data centers while interconnecting the remaining centers for stability and workload sharing has extended the life of legacy systems while deferring costly investments in these centers as new, distributed computing systems are brought online.

These markets are also characterized by the desire to deploy open systems which can leverage past investments in personal computers and can exploit emerging Internet and Intranet Web-based computing architectures. By linking networks of personal computers, UNIX-based distributed servers, and legacy data centers, together with the Internet, data center operating processes and procedures, perfected by 25 years of experience, can be combined with fresh approaches fueled by the explosion and creativity engendered in the Internet. Market expansion in the legacy - open systems interconnect market is being driven by the significant transition from mainframe-based general accounting applications to client-server, data-centric integrated business management systems.

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

Enterprise Access

Customers deploying the distributed and Internet/intranet model of computing desire to provide access to both old and new applications from both legacy SNA 3270 networks and, in parallel, the customer's intranet or the public Internet. Proprietary SNA networks connect Enterprise class IBM OS/390 computers and midrange IBM AS/400 computers to proprietary IBM 3270 and 5250 terminals. While performing 3270 and 5250 emulation using personal computers has been available since 1983, these systems continue to limit efficient growth by requiring proprietary dedicated SNA networks. Similarly, even after several years of migration from legacy data bases to client-server application architectures, practical and operational limits require that mainframe-based data remain resident in centralized "Information Warehouses."

CNT serves this market, represented by almost all of the 2,000 largest organizations world-wide, by linking personal computers to legacy mainframes in a fashion that reduces the number of physical mainframe connections required, replaces SNA with open TCP/IP protocols, and facilitates the combination and sharing of expensive data communication channels with voice and other data networks. Similarly, the Company's products connect common web browsers such as the Netscape Navigator(R) and Microsoft's Internet Explorer(R) to legacy IBM mainframe transaction systems based on CICS, IMS, and DB/2. The Company's products reduce the need for mainframe computing resources by performing expensive protocol conversion and compression activities in specialized hardware and software.

The Company's enterprise access products allow organizations to provide application access over open networks (e.g., SNA devices to SNA applications; SNA devices to open systems applications; and TCP/IP and Netware clients to SNA applications), SNA device emulation for open systems desktop computers, and integration of mainframe applications and data with the Internet and corporate intranets. These products allow customers with significant resources invested in SNA mainframe-based networks, supporting devices such as terminal displays and printers, to access computers with Unix-based applications and databases. The Company's enterprise access products also allow Unix-based systems and Windows-based PCs to access data and applications on IBM mainframes and IBM AS/400 midrange systems. The Company's enterprise access software products operate on a range of open systems computing platforms, including Unix systems from vendors such as Sun Microsystems and IBM, as well as support for Windows and other desktop operating environments. The Company's Channelink Integrated Gateway product provides customers with a fully integrated hardware/software solution that provides enterprise users connected to corporate TCP/IP networks with highly available access to IBM SNA applications through terminal emulation, printing and file transfer.

Enterprise Recovery

Today's global approach to business requires that data centers be open for business twenty-four hours a day. The enterprise recovery market consists of large organizations who require data processing services as a key part of their service or product offerings and thereby require non-stop operation. Customers who require non-stop operations typically deploy duplicate hardware and software to ensure continuous availability. The Company develops and provides products which facilitate using public recovery centers or other customer data centers as a recovery asset. In addition, gathering routine data backup copies is exacerbated by the shortening window of time required for full copy backups during enforced periods of inactivity. The Company provides solutions which enable backups to occur simultaneously with normal transaction processing activities.

The Company's enterprise information management and recovery products provide high speed channel-based data networking that allow organizations to move and share large amounts of data quickly and accurately between mainframes, remote storage devices and open servers locally and over extended distances. The Company's Channelink products provide high performance extended distance data archival and retrieval from remote DASD and tape storage facilities that allow customers to employ new strategies for storing and accessing mission-critical data, including data duplexing for disaster protection and enterprise-wide data sharing, while reducing associated storage costs. Customers are able to seamlessly move files and updates between primary DASD located in the original data center and secondary DASD located in an alternate data center that may be thousands of miles from the original data center, with little degradation in performance. The Company's FileSpeed product is designed to provide users with a business continuation and disaster recovery capability by providing for very high speed bulk data transfer between mainframes and open systems for backup, data-base updates, and other data transfer applications. In addition, FileSpeed can also be used to quickly back-up open systems server data to the same central data repository used by the mainframe to facilitate data recovery and synchronization of open systems and mainframe databases.

Products

Channelink

CNT's traditional product line has been the Channelink family of network processors and software for enterprise networking and connectivity. Channelink products support a variety of mainframes and peripheral devices, including disk drives, optical storage devices, magnetic tape controllers, printers, check sorters, document processors, imaging systems, microfiche recorders, terminal and graphic controllers, plotters, data base computers and front end processors. LAN interfaces provide connections to a wide variety of popular LANs, including Ethernet, Token Ring, and FDDI. WAN interfaces modules provide connectivity between network nodes over unlimited distances using common carrier communication links such as T1, E1, E3 and DS-3. The Company configures and installs Channelink networks to meet the specific geographic and interface requirements of each customer's information movement applications. The Company recently introduced an ATM Access Unit and DS-3 Data Compression for its Channelink product line. The Company's ATM Access Unit supports the ATM protocol for channel networking and makes it possible for organizations to use ATM technology to access switched wide area connectivity using very high-speed networks. DS-3 Data Compression adds a compression engine to the Channelink DS-3 interface and delivers enhanced throughput for data center and storage networking applications.

Channelink also includes support for the Small Computer Systems Interface (SCSI) method of connecting computer peripherals to computers. SCSI device attachment has continued to increase in performance, as NT and UNIX based computing systems have grown in performance and customer utility. Currently, SCSI tape and disk storage devices rival the performance of mainframe storage devices. Channelink enables devices utilizing SCSI interfaces to be extended in a complimentary fashion to mainframe peripherals. Since a single Channelink network processor can support many mainframe device interfaces (ESCON, OEMI, and FIBRE) at the same time as supporting many SCSI attached peripherals, communications costs can be reduced by aggregating mainframe and UNIX client/server device extension applications.

Channelink software is based on a real-time distributed operating system to support a variety of concurrent device or channel interfaces and networking software tasks. This technique enables protocol processing to be off-loaded from the host and permits peripheral devices that previously were not included in networks to be connected in enterprise-wide systems. Channelink products support widely used industry standard communication protocols, such as TCP/IP, and a number of de facto industry standard, device specific and peripheral interface data transfer protocols. Channelink products incorporate software drivers, network software functionality, error recovery functions, network management software, pipelining, data priority and, for many types of data transfer applications, application-specific software, to facilitate high speed communication of information with low application processor overhead and efficient, cost effective use of expensive, high bandwidth communications facilities. A unique advantage of Channelink and Brixton is that it can be transparently implemented by the customer, requiring no changes to existing hardware and software on mainframes, servers, I/O devices and P C clients.

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

To support mission-critical wide area networks ("WANs"), Channelink networks can be configured with redundancy. CNT channel networks generally operate at "channel speeds", which means end users may operate a number of peripheral devices concurrently and remotely at speeds comparable to speeds that would be achieved with direct local connections to the host. In addition, Channelink products intelligently and transparently (to the end user) perform functions designed to manage the network for maximum efficiency, without depending on host computing cycles or host memory resources. The Channelink product architecture has been enhanced continuously since its introduction in 1986 with new interfaces, higher speed processors, faster and larger memories, expanded software functionality, and expanded network management capabilities and support tools. Depending on the application, a single Channelink node has a dynamic bandwidth of up to 450 megabits per second ("Mbps") and multiple Channelink nodes can be configured in parallel to provide virtually unlimited bandwidth and significant alternate pathing for continuous operation and no single point of failure.

Enterprise Access Software

Brixton PU2.1 SNA Server
------------------------

The Brixton PU2.1 SNA Server provides gateway functionality and access from a TCP/IP environment to data and applications residing on mainframe and AS/400 systems. The Brixton server runs on an open systems (UNIX) server and is architected so that processes can be distributed across more than one server to increase performance and availability. The product also reduces mainframe cycles by offloading TCP/IP and telnet processing. The Brixton PU2.1 SNA Server supports 3287 printing so that mainframe printing can be distributed to LAN attached printers. The SNA Server also supports LU types 1, 2, 3, 6.2 and 0. A Graphical Management Interface is provided so that the PU2.1 SNA Server and attached resources are managed as one entity.

Brixton PU5 SNA Server
----------------------

The Brixton PU5 SNA Server software provides 3270 terminals, communicating in their native SNA protocols, with access to open systems without requiring additional software on the mainframe. The Brixton PU5 SNA Server runs on an open system (UNIX(R)) server and performs the necessary conversions between 3270 devices and applications running on an open system (UNIX) server. The PU5 SNA Server can also be used in conjunction with the Brixton PU2.1 SNA Server to allow 3270 devices to communicate to a host application over a TCP/IP backbone using the Brixton Passthru functionality. The Brixton PU5 SNA Server creates a virtual mainframe operating on a UNIX system by emulating the functionality of an SNA host, allowing information to flow directly from existing SNA terminal devices to UNIX applications without a mainframe connection.

Web Integrator Product Suite
----------------------------

The Worldwide Web and its browser interface is quickly becoming a desktop standard. The Web Integrator product suite allows customers to use the graphical browser interface to simplify access to corporate data in a scalable manner. It consists of three products that provide corporate data centers with access to legacy applications and data using a web-based browser. The Web Integrator product suite is server based and leverages the intranet in a high performance and scalable implementation. The Web Integrator: Hot product eliminates the need for TN3270E emulators on the desktop and connects into any TN3270E server. End-users with Java-enabled browsers who need mainframe application access can launch this 3270 Java-based emulator without any additional software on the desktop. It runs in the Java browser environment and is downloaded from the server when the user connects, off-loads processing from the server, and simplifies software distribution and maintenance. The Web Integrator: Software Developer Kit uses highly scalable, high-performance Application Programming Interfaces (APIs) written in Java to access legacy data. The Web Integrator:
Access product converts 3270 datastreams to HTML at the server and eliminates the need for a TN3270 client on user workstations when a browser is resident.

SNA Client Emulation
--------------------

The Brixton 3270 and 5250 open client emulation software provides access to SNA applications from a UNIX or PC desktop in a distributed environment. The 3270 and 5250 open client software emulate a wide range of IBM 3270 and 5250 devices and have a graphical keyboard mapper that allows operators to customize keys to map specific IBM functions. The 3270 and 5250 open clients have an intuitive interface, featuring pull-down menus and point-and-click operations. Users can extend the emulation features by using point-and-click macro makers to automate frequent operator tasks. The products allow copy-and-paste within the emulator window, between emulator windows, and between UNIX and emulator windows. The 3270 and 5250 open clients display emulation takes place only on the workstation, freeing the client from SNA communications overhead.

Channelink Integrated Gateway

A growing number of customers seek to provide access to mainframe applications and databases to large numbers of new and existing users. They desire however, to minimize the access points (gateways), manage it centrally within their data centers, as well as off-load mainframe processing cycles. The Channelink Integrated Gateway provides this level of functionality in a very scalable fashion. In addition, the Channelink Integrated Gateway meets the demands of the data center manager for systems, network and server management tools and alerts for performance and workload balancing.

The Channelink Integrated Gateway is a fully integrated hardware/software solution that has the ability to provide thousands of TCP/IP clients connected to corporate TCP/IP networks with access to IBM SNA applications through terminal emulation, printing, and file transfer through a single system or multiple systems. It accommodates growing access needs with a scalable platform that allows new users to be added through simple configuration modifications using a graphical management interface. This level of scalability also provides efficient consolidation of gateway sessions served by departmental SNA gateways or lower capacity interconnect controllers. Using TCP/IP's Domain Name Services
(DNS) standard, Channelink Integrated Gateway's Distributed Virtual Server assures scalability by managing multiple physical gateways as though they were a single system. Session processing is distributed throughout the gateway network, so that as the number of sessions increases so does the capacity to efficiently handle these sessions and the resulting increase in transactions over the network. As users request SNA resources, sessions can be automatically distributed across multiple systems to maximize availability and reduce traffic on communication lines.

Using Channelink Integrated Gateway's Graphical Management Interface (GMI), thousands of individual users, user pools, physical unit and logical unit definitions can be set up and managed using a centralized, point-and-click interface. Through GMI, the administrator can determine the on-line status of system resources such as identifying status and usage of a particular logical unit (LU).

Channelink Integrated Gateway's hardware design provides redundancy within each system or across multiple systems through configurations that support multiple system processors, dual host attachments and channel connections, and a variety of Local Area Network (LAN) interfaces. Each Channelink Integrated Gateway functions as a TN3270 server providing up to 8,000 TN3270 clients with concurrent access to IBM 3270 host applications. The system provides full support for industry standard TN3270E (RFC 16547) and TN3270 (RFC 1646) as well as TN3287 clients. This approach eliminates the requirement for expensive mainframe TCP/IP protocol stacks and fully offloads the SNA-to-TCP/IP conversion processes to the Channelink Integrated Gateway. The system also functions as a Telnet server providing Telnet clients with 3270 terminal emulation for accessing SNA host applications.

Local printing at the desktop is supported through built-in print drivers in TN3270E (RFC1647) and TN3287 (RFC1646). IBM LU1 and LU3 print jobs can be sent directly to workstation printers, using sessions defined as 3287 printers. Print management software running on the Channelink Integrated Gateway also allows shared printing to LPR/LPRD LAN-attached printers.

Channelink Integrated Gateway provides support for both LU0 and LU6.2 applications, acting as the server for API clients on TCP/IP networks communicating with peer programs on the SNA host. This implementation delivers SNA over the TCP/IP backbone - TCP/IP distributed SNA, rather than TCP/IP encapsulated SNA.

For environments where mainframe TCP/IP protocol stacks are used (for sockets applications, FTP file transfers, and general access to IBM SNA applications), the Channelink Integrated Gateway delivers IBM 3172 Model 3 TCP/IP pass-through functionality to connect users and applications. In environments where transition to an offload approach from TCP/IP pass-through is planned, Channelink Integrated Gateway offers migration by combining the TN3270 Offload and TCP/IP pass-through applications in a single system.

The Channelink Integrated Gateway provides a practical way to facilitate the needs of large IT organizations to "contract" with their end users for service level agreements. Channelink Integrated Gateway provides a complete "end-to-end" response time view from the mainframe all the way to the client desktop, which allows the user to identify future throughput problems before they develop and expand or reconfigure the network to avert problems. Users can be assigned different permissions so that they can be given access to specific functions. Only privileged administrators can modify the configuration or initiate a trace. LUs are protected for authorized users, and the Channelink Integrated Gateway documents activities and tracks attempts at unauthorized entry.

FileSpeed

The Company has partnered with a development stage software company to develop its FileSpeed(TM) product which includes the Company's Channelink SCSI Gateway hardware and Parallel Data Mover(TM) (PDM(TM)) software to provide for high speed channel-based bulk data networking between MVS and open servers with performance of up to 9 megabytes per second on a single server.

FileSpeed works over both the MVS ESCON and parallel bus-and-tag channels and open server SCSI channels. File/data transfers can be executed interactively or through batch mechanisms. MVS file to/from programs on UNIX (e.g., pipes) can be transferred via Disk-to-Disk, Disk-to-Tape, or Tape-to-Tape. On MVS, interactive facilities are found under TSO, and batch facilities run via JCL.
On UNIX, interactive facilities are provided via standard terminal input and batch via UNIX scripts. FileSpeed offloads bulk data between MVS and open servers from backbone networks optimizing the efficiency of bulk end transactional data, and provides 100% FTP offload which saves expensive MVS server cycles.

Customer Support

The Company has developed a comprehensive support strategy designed to maximize quality and customer satisfaction. A high level of continuing customer service is integral to the Company's strategy of developing long-term, 100% satisfied, customer relationships. The Company supports the commitment of its employees to achieve this strategy through extensive training and the delegation of authority and responsibility. CNT's employees are skilled in the design of high speed, wide-area networks for large data centers. Every network incorporates the best techniques for robust, "fail soft, self healing" network topology for continuous operations.

The Company's support services group becomes involved with end users during initial presales activities by analyzing their requirements, developing proposed solutions, and providing project management guidance during implementation or enhancement of the customer's enterprise-wide computing network.

CNT uses remote diagnostic tools to support customer networks seven days per week, 24 hours per day, through the unique ability to dial in to these networks worldwide and perform on-line troubleshooting. In a sizable majority of the cases the Company provides timely resolution to customer problems without having to visit the customer's site. In over 45% of the cases, the customer relies on CNT to diagnose problems that are sourced to other vendor's hardware and/or communications. Brixton products come with on-line help, comprehensive documentation, and diagnostic tools to allow users to monitor their lines. When necessary, CNT dispatches trained maintenance personnel, generally third party maintenance providers, to provide repairs at the customer's facility.

Marketing and Sales

The Company, along with its subsidiaries, markets its products in the United States, Canada, the United Kingdom, France, Germany, Australia and Hong Kong primarily through a direct sales force, and also through OEMs, systems integrators, and value-added resellers. Outside of these countries, CNT markets its products through independent distributors.

The Company derived approximately $25.2 million, $23.6 million, and $21.9 million, or 26%, 30%, and 28%, of its revenue from operations outside of the United States and Canada for the years ended December 31, 1996, 1995, and 1994. International operations are subject to various risks common to international businesses, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business internationally, and the need to comply with a wide variety of U.S. export and foreign import laws and regulations. During 1996, sales to IBM and its multiple divisions accounted for 18% of the Company's total revenue. Approximately 29% of the revenue from IBM was attributable to a large number of outsourcing contracts administered by ISSC/Advantis and 55% was attributable to OEM contracts with the storage and networking divisions. No single customer accounted for more than 10% of the Company's total revenue in either 1995 or 1994. See note 10 to the Company's Consolidated Financial Statements for additional information regarding the Company's operations by geographic regions and major customers.

The Company manufactures its products based on a schedule of forecasted orders. The Company's customers generally place orders for immediate delivery and generally not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, the Company believes that backlog is generally not meaningful for purposes of predicting its revenue for any fiscal period.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. In addition, the alienation of any major customer could have a material effect on revenue. The level of product revenue reported by the Company in any given period will continue to be effected by the receipt and fulfillment of sizable new orders from OEMs and others.

Revenue Recognition Policy

Revenue from product sales is generally recognized by the Company upon shipment or signed customer acceptance depending on the terms of the contract or purchase order. Revenue from software license agreements with OEMs for redistribution to the OEM's customers is recognized when the OEM reports delivery of the software to their customer.

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

During the past year, the Company completed development and announced its Channelink Integrated Gateway, FileSpeed, and Web Integrator products and performance enhancements for its Channelink product line including ATM support, SCSI device connection, and DS3 compression. File mirroring of disk data was also announced for both IBM (XRC) and EMC's (SRDF).

To meet the future networking demands of its customers, the Company expects to continue to: (i) increase the compatibility and interoperability of its products with the products of other vendors; (ii) emphasize the flexible and modular architecture of its products to permit the introduction of new capabilities in a manner that can be used within existing networks and to provide a framework for existing customers to incorporate and install new CNT products, features, and functions; (iii) continue to focus on providing sophisticated diagnostic support tools to help deliver both high network availability and, in the event of failure, rapid return to service; and (iv) develop additional products to meet the demands of its customers, including new technologies like ATM and fibre channel on future platforms. Engineering and development expenses, excluding special charges, were approximately 15% of CNT's total revenue, for each of the years in the three year period ended December 31, 1996. The Company currently intends to continue to apply a significant portion of its resources to product enhancements and new product development for the foreseeable future.

Manufacturing and Suppliers

The Company manufactures its products and systems from subassemblies, parts, and components, such as integrated circuits, printed circuit boards, power supplies, and metal parts manufactured by other vendors. Certain items manufactured by suppliers are made to the Company's specific design criteria. In-house manufacturing activities for the Company's products primarily involve quality assurance testing of subassemblies and final system assembly, integration, and quality assurance testing. Recently, CNT was recertified under ISO 9002, an international standard of quality, for the manufacture and support services of high speed electronic communications devices and computer networking systems.

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

The principal competitive factors affecting the markets for the Company's products include customer service, flexibility, price/performance, reliability, ease of use, and functionality. In many situations the potential customer has an installed base of a competitor's products, which can be difficult to dislodge. IBM, Microsoft, and others can significantly influence customers and control technology in the Company's markets.

Rapid change, new technologies and worldwide deregulation of the telecommunications industry are generally positive developments for the Company because they should have the impact of reducing carrier costs and increasing bandwidth speeds and capacity. However, the many and unpredictable nature of the changes also carries with it some risk of dislocation for CNT.

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

The Company has from time to time received, and may in the future receive, communications from third parties asserting patents against the Company which may relate to certain of the Company's products. Although the Company believes that it possesses all required proprietary rights to the technology involved in its products and that its products, trademarks, and other intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that others will not claim a proprietary interest in all or a part of such technology or assert claims of infringement. Any such claim, regardless of its merits, could involve the Company in costly litigation and have a material adverse effect on the Company.

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

Employees

As of December 31, 1996, the Company had 493 full-time employees, including 49 full-time employees of its wholly-owned foreign subsidiaries. The Company believes that its relations with its employees are good. The Company considers its ability to attract and retain qualified employees and to motivate such employees to be essential to the future success of the Company. Competition for such highly skilled personnel is particularly intense in the computer and data communications industry, and no assurance may be given that the Company will continue to attract and retain qualified employees.

Item 2.  Properties

The Company's principal manufacturing, engineering, and development functions are located in leased space in Maple Grove, Minnesota, a suburb of Minneapolis. The Company's administrative offices are located in leased space in Plymouth, Minnesota, a suburb of Minneapolis. The Company also leases space in Westborough, Massachusetts, primarily related to the development and support of its enterprise access software products. The Company's subsidiaries lease office space in England, France, Germany, Australia, and Hong Kong. The Company leases sales offices for its direct sales staff and systems consultants in a number of locations throughout the United States and Canada. The Company believes that its facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 4.A    Executive Officers of the Company

The following table contains certain information regarding the current executive officers of the Company.


       Name                           Position Served                    Age

Thomas G. Hudson         President, Chief Executive Officer, Acting       50
                         Chief Financial Officer and Director

Richard E. Carlson       Vice President of Manufacturing                  59

William C. Collette      Vice President of Engineering                    53

Peter Dixon              Vice President of International                  47

Richard G. Helgeson      Vice President of Sales                          45

B.D. (Bill) Johnson      Vice President of Marketing                      45

Mark R. Knittel          Vice President of Architecture and Business      42
                         Development

Scott A. McCourt         Vice President of Brixton Development            42

Kristine E. Ochu         Vice President of Human Resources                35

Julie C. Quintal         Vice President of Customer Support               38

Thomas G. Hudson was appointed President and CEO and a Director of the Company in June 1996, and Acting Chief Financial Officer since December 1996. From 1993 to 1996, Mr. Hudson was a Senior Vice President of McGraw Hill Companies, serving as General Manager of its F.W. Dodge Division, a leading provider of information and economic analysis to the construction industry and as Senior Vice President, Corporate Development. Prior to joining McGraw Hill, Mr. Hudson served in a number of management positions at IBM from 1968 to 1993, most recently as Vice President and General Manager of its Services Section Division. Mr. Hudson's IBM career included varied product development, marketing and strategic responsibilities for IBM's financial services customers and included extensive international and large systems experience. Mr. Hudson received his B.S. from the University of Notre Dame and his M.B.A. from New York University. He attended the Harvard Advanced Management Program in 1990.

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

William C. Collette was appointed Vice President of Engineering in December 1995. Mr. Collette served as Director of Future Software Development and as a Software Development Manager from June 1993 to December 1995. From 1990 to 1993, Mr. Collette was employed by SuperComputer Systems, Inc. as a Senior Software Engineer, where he worked with Steve Chen to design the networking for the SS1 Supercomputer. Mr. Collette holds a bachelors degree in business management from Metro State University.

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

B. D. (Bill) Johnson was appointed Vice President of Marketing in January 1997. From November 1990 to January 1997, Mr. Johnson held positions of Vice President Product Marketing, Vice President Information Systems, and Vice President of Corporate Business Development at Banyan Systems, Inc. From March 1984 to November 1990, Mr. Johnson was employed at Western Digital Corporation's Ethernet Communications Business Unit, which was formed from the company ViaNetix, Inc., a networking business, which Mr. Johnson co-founded. Mr. Johnson has a bachelors of science degree in electrical engineering from Oklahoma State University, and a masters degree in business administration from the University of Colorado.

Mark R. Knittel was appointed Vice President of Architecture and Business Development in March 1997. From 1977 to March 1997, Mr. Knittel was employed with IBM where he held several development executive positions for both hardware and software networking products, as well as multiple strategy positions, and was the manager of the SNA design and architecture group. From September 1995 to March 1997, Mr. Knittel was the Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

Scott A. McCourt was appointed Vice President of Brixton Development in November 1995. From November 1992 until November 1995, Mr. McCourt served as Director of Software Engineering for Mercury Computer Systems, a computer manufacturer.
From October 1988 until November 1992, Mr. McCourt served as Research and Development Lab Manager - Distributed Object Computing Program for Hewlett Packard Company. Mr. McCourt has a bachelors degree in computer science and biology from Hofstra University, and a masters degree in computer science from Indiana University.

Kristine E. Ochu was appointed Vice President of Human Resources in March 1996, and served as Director of Human Resources from May 1995 to March 1996. From January 1994 to May 1995, Ms. Ochu was employed by Data Systems and Management, a software development company, as Manager of Human Resources. From 1991 to 1994, Ms. Ochu was employed as a Director of Human Resources by DataCard, Inc., a diversified high technology manufacturing company. Ms. Ochu holds a bachelors degree in psychology and a masters degree in industrial relations from the University of Minnesota. She attended the University of Michigan Advanced Human Resources Executive Program in December 1996.

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

PART II

Item 5.  Market for the Registrant's Securities and Related Shareholders Matters

The information set forth under the captions "Price Range of the Company's Common Stock" and "Dividends" on page 28 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Consolidated Financial Information

The information set forth under the caption "Selected Financial Data" on page 10 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 15 through 26 of the 1996 Annual Report to Shareholders is incorporated herein by reference. The information set forth under the caption "Quarterly Financial Data" on page 27 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers

The information set forth under the caption "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1997, is incorporated herein by reference. For information concerning the executive officers, see Item 4.A. of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information set forth under the captions "Summary Compensation Table", "Option Tables", "Employment Agreements" and "Election of Directors - Compensation of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Commission on or before April 30, 1997, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Commission on or before April 30, 1997, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

  (a)  1.   Consolidated Financial Statements of Registrant

The following consolidated financial statements of the Company are incorporated by reference to the 1996 Annual Report to Shareholders.

                                                                  Pages in 1996
                                                                Annual Report to
                                                                  Shareholders
                                                                  ------------
       Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994.........................      15

       Consolidated Balance Sheets as of December 31, 1996 and 1995     16

       Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1996, 1995 and 1994.............      17

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994.........................      18

       Notes to Consolidated Financial Statements.................   19-25

       Independent Auditors' Report...............................      26


  (a)  2.   Consolidated Financial Statement Schedules of Registrant

            Independent Auditors' Report on Consolidated Financial Statement Schedule

            Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

            All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

  (a)  3.   Exhibits

            Of the exhibits listed below, the following are management contracts or compensatory plans or arrangements with the Company:

            Exhibit     Description
            --------    -----------

            10B. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

            10D. Amended and Restated Incentive Stock Option Plan (Incorporated by reference to Exhibit 10A Form S-8 Registration Statement File No. 33-41986.)

            10E.        Amended 1986 Nonqualified Stock Option Plan.
                        (Incorporated by reference to Exhibit 10B Form S-8 Registration Statement No. 33-41986.)

            10F. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

            10G. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D Form S-8 Registration Statement No. 33-41986.)

            10H. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

            10I.        1992 Stock Award Plan.  (Incorporated by reference to
                        Exhibit 28 Form S-8 Registration Statement No. 33-
                        48944.)

            10L. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10N.        March 10, 1994 Incentive Stock Option Agreements.
                        (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

            10O.        March 10, 1994 Non-Qualified Stock Option Agreements.
                        (Incorporated by reference to Exhibit 28.3 to Form S-8 Registration Statement No. 33-83266.)

            10P. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

            10Q. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

            10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10S to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

            10S. Severance agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to
                        Exhibit 10T to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

            10T. Amendment No. 1 to Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10Y on Form 10-Q for the quarterly period ended June 30, 1996.)

            10U. Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z on Form 10-Q for the quarterly period ended June 30, 1996.)

            10W. Minutes of Annual Meeting of Shareholders on May 17, 1996 increasing shares reserved under the 1992 Stock Award Plan from 3,250,000 to 4,350,000; to provide for the automatic grant of certain stock options to nonemployee directors upon initial election or appointment to the Executive Committee of the Board and upon initial election as Chairman or Vice Chairman of the Board; and to increase the maximum number of shares subject to options that can be awarded to any single employee during any calendar year to 750,000; and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 400,000 to 450,000 and to limit the number of shares that may be purchased thereunder to 5,000 per Participant for any annual Purchase Period.

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

            10B. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

            10C.        Subscription Agreements of Kanematsu Electronics Ltd.
                        and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement No. 33-41985.)

            10D.        Amended and Restated Incentive Stock Option Plan.
                        (Incorporated by reference to Exhibit 10A Form S-8 Registration Statement No. 33-41986.)

            10E.        Amended 1986 Nonqualified Stock Option Plan.
                        (Incorporated by reference to Exhibit 10B Form S-8 Registration Statement No. 33-41986.)

            10F. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

            10G. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D Form S-8 Registration Statement No. 33-41986.)

            10H. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

            10I.        1992 Stock Award Plan. (Incorporated by reference to
                        Exhibit 28 Form S-8 Registration Statement No. 33-
                        48944.)

            10J. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

            10K. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

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

            10N.        March 10, 1994 Incentive Stock Option Agreements.
                        (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

            10O.        March 10, 1994 Non-Qualified Stock Option Agreements.
                        (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)

            10P. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

            10Q. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

            10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

            10S. Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to
                        Exhibit 10T to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

            10T. Amendment No. 1 to Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10Y on Form 10-Q for the quarterly period ended June 30, 1996.)

            10U. Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z on Form 10-Q for the quarterly period ended June 30, 1996.)

            10V. Lease Agreement between Teachers Realty Corporation and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10AA on Form 10-Q for the quarterly period ended June 30, 1996.)

            10W. Minutes of Annual Meeting of Shareholders on May 17, 1996 increasing shares reserved under the 1992 Stock Award Plan from 3,250,000 to 4,350,000; to provide for the automatic grant of certain stock options to nonemployee directors upon initial election or appointment to the Executive Committee of the Board and upon initial election as Chairman or Vice Chairman of the Board; and to increase the maximum number of shares subject to options that can be awarded to any single employee during any calendar year to 750,000; and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 400,000 to 450,000 and to limit the number of shares that may be purchased thereunder to 5,000 per Participant for any annual Purchase Period.

            11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

            13. Annual Report to Shareholders for the fiscal year ended December 31, 1996. (Only those portions specifically incorporated by reference herein shall be deemed filed with the Commission.)

            21.         Subsidiaries of the Registrant.

            23.         Independent Auditors' Consent.

            27.         Financial Data Schedule.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

         Independent Auditors' Report on Financial Statement Schedule



The Board of Directors and Shareholders
Computer Network Technology Corporation:

Under the date of January 27, 1997, except as to Note 14, which is as of March 10, 1997, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the
annual report on Form 10-K for the year 1996.   In connection with our audits of
the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                 KPMG Peat Marwick LLP



Minneapolis, Minnesota
January 27, 1997, except as to Note 14,
which is as of March 10, 1997

                                                                     Schedule II
                                                                     -----------

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1996, 1995 and 1994

                                                                      Additions
                                                    -------------------------------------------

                                         Balance at         Charged               Charged                      Balance at
                                         Beginning         to costs &             to other                       end of
        Description                      of period          expenses              account        Deductions      period
---------------------------------        ----------        ----------             -------        ----------    ----------
Year ended December 31, 1996
  Allowance for doubtful accounts
  and sales returns                      $1,130,726                --                   --        (232,030)    $  898,696

Year ended December 31, 1995
  Allowance for doubtful accounts
  and sales returns                      $  692,130           489,000                   --         (50,404)    $1,130,726

Year ended December 31, 1994
  Allowance for doubtful accounts
  and sales returns /(1)/                $   87,000           318,000              346,500         (59,370)    $  692,130


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

                    COMPUTER NETWORK TECHNOLOGY CORPORATION


Dated: March 28, 1997        By:/s/ Thomas G. Hudson
                                ------------------------------------------------
                                     Thomas G. Hudson,  President and Chief
                                                Executive Officer,
                                        and Acting Chief Financial Officer
                                          (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas G. Hudson
---------------------------
Thomas G. Hudson             President and Chief Executive        March 28, 1997
                             Officer, and Acting Chief
                             Financial Officer (Principal
                             Executive and Financial Officer)
                             and Director

/s/ Jeffrey A. Bertelsen
---------------------------
Jeffrey A. Bertelsen         Corporate Controller and Treasurer   March 28, 1997
                             (Principal Accounting Officer)

/s/ Erwin A. Kelen
---------------------------
Erwin A. Kelen               Director                             March 28, 1997

/s/ Lawrence Perlman
---------------------------
Lawrence Perlman             Director                             March 28, 1997

/s/ John A. Rollwagen
---------------------------
John A. Rollwagen            Director                             March 28, 1997

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

 10B. Computer Network Technology Corporation 401(k) Salary Savings Plan effective January 1, 1991. (Incorporated by reference to
          Exhibit 10F Form S-2 Registration Statement No. 33-41985.)

 10C. Subscription Agreements of Kanematsu Electronics Ltd. and Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement
          No. 33-41985.)

 10D. Amended and Restated Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10A Form S-8 Registration Statement No. 33-41986.)

 10E. Amended 1986 Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10B Form S-8 Registration Statement No. 33-41986.)

 10F. Certificate of Resolutions contained in Minutes of Annual Meeting of Shareholders on May 30, 1990 increasing shares reserved under ISOP from 500,000 to 1,000,000. (Incorporated by reference to Exhibit 10C Form S-8 Registration Statement No. 33-41986.)

 10G. Certificate of Resolutions contained in Minutes of Special Meeting of the Board of Directors on April 25, 1991 increasing the number of shares reserved under the NSOP from 1,100,000 to 1,600,000. (Incorporated by reference to Exhibit 10D Form S-8 Registration Statement No. 33-41986.)

 10H. 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

 10I. 1992 Stock Award Plan. (Incorporated by reference to Exhibit 28 Form S-8 Registration Statement No. 33-48944.)

 10J. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for fiscal year ended
          December 31, 1993.)

 10K. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y Annual Report on Form 10-K for fiscal year ended December 31, 1993.)

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

 10N. March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

 10O.     March 10, 1994 Non-Qualified Stock Option Agreements.
          (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)

 10P. Amendment to 1992 Stock Award Plan increasing shares reserved from 1,050,000 to 3,250,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83262.)

 10Q. Amendment to Employee Stock Purchase Plan increasing shares reserved from 300,000 to 400,000. (Incorporated by reference to Form S-8 Registration Statement No. 33-83264.)

 10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

 10S. Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10T to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

 10T. Amendment No. 1 to Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to
          Exhibit 10Y on Form 10Q for the quarterly period ended
          June 30, 1996.)

 10U.     Employment Agreement by and between the Company and Thomas G.
          Hudson as amended. (Incorporated by reference to Exhibit 10Z on Form 10Q for the quarterly period ended June 30, 1996.)

 10V. Lease Agreement between Teachers Realty Corporation and Computer Network Technology Corporation. (Incorporated by reference to
          Exhibit 10AA on Form 10Q for the quarterly period ended
          June 30, 1996.)

 10W.     Minutes of Annual Meeting of Shareholders on May 17, 1996
          increasing shares reserved under the 1992 Stock Award Plan from 3,250,000 to 4,350,000; to provide for the automatic grant of certain stock options to nonemployee directors upon initial election or appointment to the Executive Committee of the Board and upon initial election as Chairman or Vice Chairman of the
          Board; and to increase the maximum number of shares subject to options that can be awarded to any single employee during any calendar year to 750,000; and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 400,000 to 450,000 and to limit the number of shares that may be purchased thereunder to 5,000 per Participant for any annual Purchase
          Period............................................Electronically Filed

 11.     Statement Re: Computation of Net Income (Loss) per Common and
         Common Equivalent Share............................Electronically Filed

 13.      Annual Report to Shareholders for the fiscal year ended
          December 31, 1996.  (Only those portions specifically
          incorporated by reference herein shall be deemed filed with the Commission.)..................................Electronically Filed


 21.      Subsidiaries of the Registrant....................Electronically Filed


 23.      Independent Auditors' Consent.....................Electronically Filed


 27.      Financial Data Schedule...........................Electronically Filed