Form 10-Q
period 1997-03-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1997-05-14
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________


                       Commission file number:  0-13994
                                                -------


                    Computer Network Technology Corporation
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                      41-1356476
           ---------                                      ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     605 North Highway 169, Suite 800, Minneapolis, Minnesota     55441
     --------------------------------------------------------     -----
            (Address of principal executive offices)           (Zip Code)


                       Telephone Number:  (612) 797-6000
                       ---------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes  X    No
                                                  ---      ---

As of April 30, 1997, the registrant had 22,900,928 shares of $.01 par value common stock issued and outstanding.

================================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                      Page
                                                                       ----
  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1997 and
              December 31, 1996........................................   3

            Consolidated Statements of Income for the three months
              ended March 31, 1997 and 1996............................   4

            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1997 and 1996.....................   5

            Notes to Consolidated Financial Statements.................   6

  Item 2.   Management's Discussion and Analysis of

              Results of Operations....................................   8
              Financial Condition......................................  12

PART II.    OTHER INFORMATION..........................................  14

  Item 1-5. None

  Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES.............................................................  15

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1997           1996
                                                 -----------    -----------
                                                 (unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $ 6,024,016    $ 4,847,078
  Marketable securities                           26,548,147     30,217,791
  Receivables, net                                22,779,390     18,188,951
  Inventories                                     11,756,914     10,451,290
  Deferred tax asset                               2,425,000      2,425,000
  Other current assets                               880,788        822,158
                                                 -----------    -----------
    Total current assets                          70,414,255     66,952,268
                                                 -----------    -----------

Property and equipment, net                        9,575,529      9,112,591
Field support spares, net                          3,580,350      3,835,718
Deferred tax asset                                 1,052,000      1,052,000
Goodwill, net                                        638,993        641,407
Other assets                                         765,771        785,001
                                                 -----------    -----------
                                                 $86,026,898    $82,378,985
                                                 ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $ 5,104,493    $ 3,833,380
  Accrued liabilities                              7,829,954      9,063,530
  Deferred revenue                                10,506,143      5,321,427
                                                 -----------    -----------
    Total current liabilities                     23,440,590     18,218,337
                                                 -----------    -----------

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares;
   none issued and outstanding                             -              -
  Common stock, $.01 par value; authorized
   30,000,000 shares, issued and outstanding
   23,056,678 at March 31, 1997 and
   23,408,064 at December 31, 1996                   230,567        234,081
  Additional paid-in capital                      58,567,758     60,372,336
  Retained earnings                                4,102,062      3,725,543
  Cumulative translation adjustment                 (314,079)      (171,312)
                                                 -----------    -----------
    Total shareholders' equity                    62,586,308     64,160,648
                                                 -----------    -----------
                                                 $86,026,898    $82,378,985
                                                 ===========    ===========

See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                    Three months ended March 31,
                                    ---------------------------
                                       1997            1996
                                    -----------     -----------
Revenue:
  Product sales                     $15,178,778     $17,362,317
  Service fees                        6,568,660       4,994,994
                                    -----------     -----------
    Total revenue                    21,747,438      22,357,311
                                    -----------     -----------

Cost of revenue:
  Cost of product sales               4,498,846       6,067,150
  Cost of service fees                4,581,145       3,988,223
                                    -----------     -----------
    Total cost of revenue             9,079,991      10,055,373
                                    -----------     -----------

Gross profit                         12,667,447      12,301,938
                                    -----------     -----------

Operating expenses:
  Sales and marketing                 7,608,704       7,837,825
  Engineering and development         3,561,744       3,156,378
  General and administrative          1,325,902       1,685,460
                                    -----------     -----------
    Total operating expenses         12,496,350      12,679,663
                                    -----------     -----------

Income (loss) from operations           171,097        (377,725)
                                    -----------     -----------

Other income (expense):
  Interest income                       486,344         391,909
  Interest expense                      (10,412)         (9,682)
  Other, net                            (44,598)         24,646
                                    -----------     -----------
    Other income, net                   431,334         406,873
                                    -----------     -----------

Income before income taxes              602,431          29,148

Provision for income taxes              225,912          10,000
                                    -----------     -----------

Net income                          $   376,519     $    19,148
                                    ===========     ===========

Net income per common and
 common equivalent share            $       .02     $       .00
                                    ===========     ===========

Weighted average number of common
 and common equivalent shares        23,771,781      23,352,659
                                    ===========     ===========

See accompanying notes to financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1997            1996
                                                    -----------     ------------
Operating activities:
  Net income                                        $   376,519     $    19,148
  Depreciation and amortization                       1,624,382       1,859,955

Changes in operating assets and liabilities:
  Receivables                                        (4,590,439)     (3,488,207)
  Inventories                                        (1,305,624)      1,300,728
  Other current assets                                  (58,630)       (212,048)
  Accounts payable                                    1,271,113         895,497
  Accrued expenses                                   (1,233,576)       (954,805)
  Deferred revenue                                    5,184,716       2,858,565
                                                    -----------     -----------
    Cash provided by operating activities             1,268,461       2,278,833
                                                    -----------     -----------

Investing activities:
  Additions to property and equipment                (1,539,032)     (1,469,552)
  Additions to field support spares                    (290,506)       (524,816)
  Purchase (redemption) of marketable securities      3,669,644        (540,879)
  Other                                                  19,230         (48,854)
                                                    -----------     -----------
    Cash provided by (used in) investing
     activities                                       1,859,336      (2,584,101)
                                                    -----------     -----------

Financing activities:
  Proceeds from issuance of common stock                 55,543         646,809
  Payments for repurchases of common stock           (1,863,635)              -
                                                    -----------     -----------
    Cash provided by (used in) financing
     activities                                      (1,808,092)        646,809
                                                    -----------     -----------

Effects of exchange rate changes                       (142,767)        (57,075)
                                                    -----------     -----------

Net increase in cash and cash equivalents             1,176,938         284,466

Cash and cash equivalents - beginning of period       4,847,078       5,959,931
                                                    -----------     -----------

Cash and cash equivalents - end of period           $ 6,024,016     $ 6,244,397
                                                    ===========     ===========

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements, which are unaudited except for the balance sheet as of December 31, 1996, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                      March 31    December 31
                                        1997         1996
                                     -----------  -----------
     Components and subassemblies    $ 3,491,613  $ 3,768,708
     Work in process                   1,766,252    2,324,650
     Finished goods                    6,499,049    4,357,932
                                     -----------  -----------
                                     $11,756,914  $10,451,290
                                     ===========  ===========

(3)  Common Stock Equivalents

For the three months ended March 31, 1997 and 1996, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options, were converted using the treasury stock method.

(4)  Common Equity Put Option

In connection with a severance agreement entered into with a former officer and director during 1995, the Company agreed to repurchase up to 280,000 shares of its common stock on the last trading day of calendar year 1997 for a price of $8.50 per share (see notes to the consolidated financial statements incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

During the second quarter of 1996, the former officer and director sold on the open market 182,600 common shares which were subject to the repurchase obligation. As a result, at March 31, 1997, the Company's remaining obligation with respect to the common equity put option is for the potential repurchase of up to 97,400 shares of its common stock. The obligation will expire if the former officer and director sells the remaining shares on the open market prior to the last trading day of calendar year 1997, or, subject to certain exceptions, if for any five consecutive trading days prior to the last trading day of calendar year 1997, the closing market price for the Company's common stock equals or exceeds $8.50 per share.

The Company will adjust engineering and development expense in future periods as the market price of its common stock increases or decreases until such time as the Company has no remaining obligation to repurchase stock from the former officer and director. For the three months ended March 31, 1997 and 1996, engineering and development expense has been decreased by $37,000 and $315,000, respectively, due to fluctuations in the market price of the Company's common stock.

(5)  Common Stock Repurchase

On March 10, 1997 the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. As of March 31, 1997, the Company has repurchased 363,636 shares of its common stock pursuant to this authorization for approximately $1.9 million.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Income. (All amounts are expressed as a percentage of total revenue except gross profit which is expressed as a percentage of the related revenue.)

                                  Three months ended
                                       March 31,
                                    1997      1996
                                  --------  --------
Revenue:
   Product sales                     69.8%     77.7%
   Service fees                      30.2      22.3
                                  -------   -------
      Total revenue                 100.0     100.0
                                  -------   -------

Gross profit:
   Product sales                     70.4      65.0
   Service fees                      30.3      20.2
                                  -------   -------
      Total gross profit             58.2      55.0
                                  -------   -------

Operating expenses:
   Sales and marketing               35.0      34.6
   Engineering and development       16.4      14.1
   General and administrative         6.0       8.0
                                  -------   -------
      Total operating expenses       57.4      56.7
                                  -------   -------
Income from operations                 .8      (1.7)
   Other income                       1.9       1.8
                                  -------   -------
Income before income taxes            2.7        .1
   Provision for income taxes         1.0         -
                                  -------   -------
Net income                            1.7%       .1%
                                  =======   =======

Revenue

The Company's revenue primarily includes the licensing, sale and support of products for high performance enterprise networking and connectivity, enterprise access and enterprise information management and recovery that integrates traditional legacy data processing systems with open systems to create enterprise-wide networks.

Revenue from product sales decreased 13% in the first quarter of 1997 to $15.2 million when compared to 1996 first quarter product revenue of $17.4 million. The decrease can be attributed to a 26% decline in the sale of the Company's traditional enterprise networking and connectivity products and a $1.3 million reduction in product revenue from the Company's OEM partners. During the first quarter of 1997, the Company recognized revenue from OEM product sales to IBM, Sun Microsystems and others of $2.1 million, compared to revenue from OEM product sales in the 1996 first quarter of $3.4 million. Included in the $2.1 million of OEM product revenue recognized by the Company in the 1997 first quarter was $1.4 million of revenue from IBM under a $7 million order received in December 1996 for connectivity controllers. The unfulfilled balance of the order as of March 31, 1997 was canceled by IBM based upon a reevaluation of its internal product planning schedules and assessment of need for the Company's connectivity controller. The decrease in product revenue resulting from a reduction in the sale of traditional enterprise networking and connectivity products and reduced sales to OEM partners, was partially offset by an increase in the sale of the Company's new integrated gateway product, ATM access unit and DS3 compression products.

Revenue from service fees, which primarily reflects maintenance, professional services and network reconfiguration services from the Company's technical support personnel, increased 32% to $6.6 million in the first quarter of 1997 when compared to the first quarter of 1996. The increase in service revenue during the first quarter of 1997 is primarily due to the growing base of customers using the Company's enterprise-wide networking products.

During the first quarter of 1997, international revenue increased 10% to $6.4 million when compared to the first quarter of 1996. The Company derived approximately 30% and 26% of its revenue from international customers during the first quarters of 1997 and 1996, respectively. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America.

In January 1997, the Company introduced its new Channelink Integrated Gateway and Web Integrator product suites that improve mainframe application access and customer access to Internets and Intranets, and its new FileSpeed product for data networking and recovery. In addition, the Company also announced that it has developed interoperability with EMC's SRDF business continuance software and DS3 compression and ATM capabilities for its enterprise networking and connectivity products. The Company believes that these new products and relationships should result in continuing demand for its products in both domestic and international markets. In addition, the Company believes that it can increase demand for its products by continuing to identify new applications and markets for its technology and by continuing to pursue the sale of these products through outbound technology initiatives, including OEM's. Sales of these new products accounted for approximately 19% of the Company's 1997 first quarter product revenue.

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

Gross Profit

In the first quarter of 1997, the gross profit margin percentage from product sales improved to 70%, as compared to 65% in the first quarter of 1996, primarily due to lower charges for inventory obsolescence. In the 1996 first quarter, the Company recorded an $800,000 charge for the write-off of inventory parts associated with the Company's first generation integrated gateway product. Actual gross profit margins from product sales for the balance of 1997 will depend on a number of factors, including the mix of products sold, market acceptance of the Company's new products, the relative amount of products sold through indirect distribution sources, including OEM's and the level of continuing price competition.

Gross profit margins from service fees for the first quarter of 1997 improved to 30%, as compared to 20% in the first quarter of 1996. The increase in gross profit margins from service fees can be attributed to the steadily increasing installed base of CNT products that has allowed the Company to better leverage the infrastructure of its technical support organization and to improve its economies of scale. The Company believes that any improvements resulting from economies of scale for the balance of 1997 will be offset by additional investments the Company expects to make in its service business to support new product introductions.

Special Charges

In connection with a 1995 severance agreement, the Company agreed to repurchase up to 280,000 shares of its common stock from a former officer and director. The Company's remaining obligation is for the potential repurchase of up to 97,400 shares of its common stock. Engineering and development expense for the first quarters of 1997 and 1996 was reduced by $37,000 and $315,000, respectively, to reflect fluctuations in the market price of the Company's common stock. The Company will continue to adjust engineering and development expense in future periods to reflect fluctuations in the market price of its common stock until such time as the Company has no remaining obligation to repurchase stock from the former officer and director (see notes to the consolidated financial statements incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

Operating Expenses

Sales and marketing expense decreased approximately 3% during the first quarter of 1997 when compared to the first quarter of 1996, primarily due to a reduction in expense for consulting, marketing programs and product evaluations, which were somewhat offset by higher expenses for employee compensation, travel and training. During the second half of 1995 and the first half of 1996, the Company hired additional sales representatives and sales consultants to focus exclusively on market opportunities for the Company's enterprise access software products. This strategy did not prove to be an effective use of resources as the additional investment did not increase sales of the Company's enterprise access software products. The Company has since reassigned certain sales representatives and sales consultants to sell the Company's entire family of products in other sales territories to permit broader account coverage. The Company anticipates that this action, along with the sales opportunities provided by the Company's new products, should improve the productivity of the Company's sales force in 1997.

Engineering and development expense primarily consists of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products. Excluding the impact of the previously discussed common equity put option, engineering and development expense increased approximately 4% during the first quarter of 1997 when compared to the first quarter of 1996. The increase for the 1997 first quarter is primarily attributable to increases in compensation and employee related costs associated with expansion of the engineering staff, consulting services and contract labor, which were partially offset by lower expenses for amortization and engineering prototype materials. Engineering and development expenses, excluding the previously discussed common equity put option, ranged from 15% to 17% of total revenue during the first quarters of 1997 and 1996. The Company anticipates investing approximately 15% of total revenue on engineering and development in 1997, which includes investments in current and future products. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue.

General and administrative expenses decreased by $360,000 or 21% during the first quarter of 1997 when compared to the first quarter of 1996, primarily due to expense reductions for contract labor, consulting services, fringe benefits and other employee related costs. As a percentage of total revenue, general and administrative expenses were approximately 6% and 8% of total revenue for the first quarters of 1997 and 1996, respectively.

The Company recorded a provision for income taxes at an effective rate of 37.5% for the first quarter of 1997, as compared to 34.3% during the same period of 1996. The Company's United States income tax returns for the years 1993 to 1995 are currently under examination. Management believes adequate provision for income taxes has been provided for all periods through March 31, 1997.

New Accounting Pronouncements

Beginning in the fourth quarter of 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, companies are required to present basic and diluted earnings per share instead of primary and fully diluted earnings per share as required by Accounting Principles Board Opinion No. 15 "Earnings per Share" (APB No. 15). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued using the treasury stock method.

                              FINANCIAL CONDITION

Liquidity and Capital Resources

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases and cash generated from operations.

Cash, cash equivalents and marketable securities at March 31, 1997 totaled $32.6 million, a decrease of $2.5 million during the first quarter of 1997. The decrease primarily resulted from cash used for investing in property and equipment and field support spares of $1.8 million, and financing transactions of $1.8 million (primarily consisting of common stock repurchases), partially offset by cash provided by operations, net of the effect of exchange rate changes, of $1.1 million. Expenditures for capital equipment and field support spares have been and will likely continue to be, a significant capital requirement. On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of March 31, 1997, the Company has repurchased 363,636 shares of its common stock pursuant to this authorization.

The Company believes that its current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1997.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

Forward Looking Statements

Certain statements in this Form 10Q and in the Company's press release and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements". All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements. The Company's ability to successfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms may impact the Company's ability to increase demand for its products. The success of the Company' sales force reassignment to provide for broader account coverage may be impacted by the expertise and commitment of the effected personnel, market acceptance of new and existing products and competitive market conditions. The unanticipated need to enhance or modify products due to changing market requirements, the success of current product programs, the need to meet unanticipated product opportunities and the amount of total revenue in 1997 may affect whether engineering and development expense will equal approximately 15% of total revenue in 1997. The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expense, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1997.

Other factors that could cause the results of the Company to differ materially from those contained in any such forward-looking statements include general economic conditions, costs and availability of components and fluctuations in exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company assumes no obligation to publicly release the result of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

               11. Statement Re: Computation of Net Income per Common and Common Equivalent Share.

               27.  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)



Date:  May 12, 1997           By: /s/  Thomas G. Hudson
                                  ---------------------
                                  Thomas G. Hudson
                                  President, Chief Executive Officer and
                                  Acting Chief Financial Officer
                                  (Principal financial officer and duly
                                  authorized signatory on behalf of the
                                  Registrant)