Form 10-Q
period 1997-06-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1997-08-14
CIK 701319

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         June 30, 1997   OR
       -----------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________



                     Commission file number:    0-13994
                                             -------------



                    Computer Network Technology Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Minnesota                                     41-1356476
  ------------------------                ------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)



  605 North Highway 169, Minneapolis, Minnesota                    55441
  ---------------------------------------------               ----------------
    (Address of principal executive offices)                     (Zip Code)



                       Telephone Number:  (612) 797-6000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes  X     No
                                                   ---       ---

As of July 31, 1997, the registrant had 22,432,045 shares of $.01 par value common stock issued and outstanding.


================================================================================

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                   INDEX
                                   -----



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

 Item 1.   Financial Statements


           Consolidated Balance Sheets as of June 30, 1997 and
            December 31, 1996................................................. 3

           Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996...................................... 4

           Consolidated Statements of Cash Flows for the six months
            ended June 30, 1997 and 1996...................................... 5

           Notes to Consolidated Financial Statements......................... 6

 Item 2.   Management's Discussion and Analysis of

            Results of Operations............................................. 8
            Financial Condition...............................................12


PART II.   OTHER INFORMATION..................................................14

 Item 1-3. None

 Item 4.   Submission of Matters to a Vote of Security Holders

 Item 5.   None

 Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES....................................................................16

                            COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                                June 30                  December 31
                                                                  1997                       1996
                                                           ------------------          ----------------
Assets                                                         (unaudited)
Current assets:
  Cash and cash equivalents                             $           7,383,918       $         4,847,078
  Marketable securities                                            22,422,309                30,217,791
  Receivables, net                                                 17,429,568                18,188,951
  Inventories                                                      12,583,427                10,451,290
  Deferred tax asset                                                2,425,000                 2,425,000
  Other current assets                                                726,870                   822,158
                                                           ------------------          ----------------
    Total current assets                                           62,971,092                66,952,268
                                                           ------------------          ----------------
Property and equipment, net                                        10,997,789                 9,112,591
Field support spares, net                                           3,571,933                 3,835,718
Deferred tax asset                                                  1,052,000                 1,052,000
Goodwill, net                                                         623,343                   641,407
Other assets                                                          772,029                   785,001
                                                           ------------------          ----------------
                                                        $          79,988,186       $        82,378,985
                                                           ==================          ================
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                      $           4,321,420       $         3,833,380
  Accrued liabilities                                               6,242,977                 9,063,530
  Deferred revenue                                                  9,454,515                 5,321,427
  Current installments of obligation under capital
    lease                                                             181,037                         -
                                                           ------------------          ----------------
    Total current liabilities                                      20,199,949                18,218,337
                                                           ------------------          ----------------
Obligation under capital lease, less current installments             807,955                         -
                                                           ------------------          ----------------
    Total liabilities                                              21,007,904                18,218,337
                                                           ------------------          ----------------
Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares;
    none issued and outstanding                                             -                         -
  Common stock, $.01 par value; authorized
    30,000,000 shares, issued and outstanding
    22,532,045 at June 30, 1997 and
    23,408,064 at December 31, 1996                                   225,320                   234,081
  Additional paid-in capital                                       55,817,328                60,372,336
  Retained earnings                                                 3,245,117                 3,725,543
  Cumulative translation adjustment                                  (307,483)                 (171,312)
                                                           ------------------          ----------------
    Total shareholders' equity                                     58,980,282                64,160,648
                                                           ------------------          ----------------
                                                        $          79,988,186       $        82,378,985
                                                           ==================          ================

See accompanying Notes to Financial Statements.

                              COMPUTER NETWORK TECHNOLOGY CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)

                                             Three months ended             Six months ended
                                                   June 30                      June 30
                                         --------------------------    --------------------------
                                            1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
Revenue:
  Product sales                          $14,018,049    $19,972,393    $29,196,827    $37,334,710
  Service fees                             6,677,923      5,573,652     13,246,583     10,568,646
                                         -----------    -----------    -----------    -----------
    Total revenue                         20,695,972     25,546,045     42,443,410     47,903,356
                                         -----------    -----------    -----------    -----------
Cost of revenue:
  Cost of product sales                    4,444,044      7,327,900      8,942,890     13,395,051
  Cost of service fees                     4,515,786      4,174,854      9,096,931      8,163,076
                                         -----------    -----------    -----------    -----------
    Total cost of revenue                  8,959,830     11,502,754     18,039,821     21,558,127
                                         -----------    -----------    -----------    -----------
Gross profit                              11,736,142     14,043,291     24,403,589     26,345,229
                                         -----------    -----------    -----------    -----------
Operating expenses:
  Sales and marketing                      7,444,168      7,517,939     15,052,872     15,255,764
  Engineering and development              4,493,896      3,200,660      8,055,640      6,357,038
  General and administrative               1,568,553      2,047,658      2,894,455      3,833,117
                                         -----------    -----------    -----------    -----------
    Total operating expenses              13,506,617     12,766,257     26,002,967     25,445,919
                                         -----------    -----------    -----------    -----------
Income (loss) from operations             (1,770,475)     1,277,034     (1,599,378)       899,310
                                         -----------    -----------    -----------    -----------
Other income (expense):
  Interest income                            439,055        453,491        925,399        845,400
  Interest expense                            (5,638)        (6,938)       (16,050)       (16,620)
  Other, net                                 (32,799)        92,369        (77,397)       117,014
                                         -----------    -----------    -----------    -----------
    Other income                             400,618        538,922        831,952        945,794
                                         -----------    -----------    -----------    -----------
Income (loss) before income taxes         (1,369,857)     1,815,956       (767,426)     1,845,104

Provision (benefit) for income taxes        (512,912)       635,000       (287,000)       645,000
                                         -----------    -----------    -----------    -----------
Net income (loss)                        $  (856,945)   $ 1,180,956    $  (480,426)   $ 1,200,104
                                         ===========    ===========    ===========    ===========

Net income (loss) per common and
common equivalent share                  $     ($.04)   $       .05    $     ($.02)   $       .05
                                         ===========    ===========    ===========    ===========

Weighted average number of common
and common equivalent shares              22,820,378     23,808,772     23,131,544     23,626,768
                                         ===========    ===========    ===========    ===========


See accompanying Notes to Financial Statements.

                          COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                 Six months ended June 30,
                                                       ----------------------------------------------
                                                              1997                        1996
                                                       ------------------          ------------------
Operating activities:
  Net income (loss)                                 $            (480,426)      $           1,200,104
  Depreciation and amortization                                 3,289,546                   4,042,741
  Compensation expense                                                  -                     125,000

  Changes in operating assets and liabilities:
    Receivables                                                   759,383                  (2,907,215)
    Inventories                                                (2,132,137)                    147,912
    Other current assets                                           95,288                     993,658
    Accounts payable                                              488,040                   1,356,864
    Accrued expenses                                           (2,820,553)                 (1,184,895)
    Deferred revenue                                            4,133,088                   2,936,439
                                                       ------------------           -----------------
      Cash provided by operating activities                     3,332,229                   6,710,608
                                                       ------------------           -----------------

Investing activities:
  Additions to property and equipment                          (3,062,711)                 (1,815,562)
  Additions to field support spares                              (841,192)                   (872,177)
  Redemption of marketable securities                           7,795,482                     278,792
  Other                                                            12,972                    (115,193)
                                                       ------------------           -----------------
    Cash provided by (used in) investing activities             3,904,551                  (2,524,140)
                                                       ------------------           -----------------

Financing activities:
  Proceeds from issuance of common stock                          436,033                   1,471,612
  Payments for repurchases of common stock                     (4,999,802)                          -
                                                       ------------------           -----------------
    Cash provided by (used in) financing activities            (4,563,769)                  1,471,612
                                                       ------------------           -----------------

Effects of exchange rate changes                                 (136,171)                    (77,664)
                                                       ------------------           -----------------

Net increase in cash and cash equivalents                       2,536,840                   5,580,416

Cash and cash equivalents - beginning of period                 4,847,078                   5,959,931
                                                       ------------------           -----------------

Cash and cash equivalents - end of period           $           7,383,918       $          11,540,347
                                                       ==================           =================

Non-cash investing and financing activity:
  Property acquired under capital lease             $             982,957       $                   -
                                                       ==================          ==================



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

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                      June 30,    December 31,
                                        1997          1996
                                     -----------  ------------
     Components and subassemblies    $ 6,297,344   $ 3,768,708
     Work in process                     954,621     2,324,650
     Finished goods                    5,331,462     4,357,932
                                     -----------   -----------
                                     $12,583,427   $10,451,290
                                     ===========   ===========

(3)  Common Stock Equivalents

For the three and six months ended June 30, 1997, net loss per common share was determined by dividing net loss by the weighted average number of outstanding common shares. Common equivalent shares were excluded due to their antidilutive effect. For the three and six months ended June 30, 1996, net income per common and common equivalent share was determined by dividing net income by the weighted average number of outstanding common and common equivalent shares. Common equivalent shares, primarily consisting of dilutive stock options, were converted using the treasury stock method.

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

During the second quarter of 1996, the former officer and director sold on the open market 182,600 common shares which were subject to the repurchase
obligation.  As a result, at    June 30, 1997, the Company's remaining
obligation with respect to the common equity put option is for the potential repurchase of up to 97,400 shares of its common stock. The obligation will expire if the former officer and director sells the remaining shares on the open market prior to the last trading day of calendar year 1997, or, subject to certain exceptions, if for any five consecutive trading days prior to the last trading day of calendar year 1997, the closing market price for the Company's common stock equals or exceeds $8.50 per share.

For the three and six months ended June 30, 1997 and 1996, engineering and development expense has been increased by $85,000 and $49,000, respectively, and decreased by $672,000 and $987,000, respectively, to reflect fluctuations in the market price of the Company's common stock and a reduction in the number of shares subject to repurchase. The Company will continue to adjust engineering and development expense and its related accrual for this obligation in future periods until such time as it has no remaining obligation to repurchase stock from the former officer and director (see notes to the consolidated financial statements incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

(5)  Common Stock Repurchase

On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of June 30, 1997, the Company had repurchased 983,139 shares of its common stock pursuant to this authorization for approximately $5.0 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Operations. (All amounts are expressed as a percentage of total revenue except gross profit which is expressed as a percentage of the related revenue.)

                                                 Three months ended                     Six months ended
                                                      June 30,                              June 30,
                                        ---------------------------------     ---------------------------------
                                                  1997               1996               1997              1996
                                                  ----               ----               ----              ----
Revenue:
   Product sales                                  67.7%              78.2%               68.8%             77.9%
   Service fees                                   32.3               21.8                31.2              22.1
                                               ----------         ----------          ----------        ----------
      Total revenue                              100.0              100.0               100.0             100.0
                                               ----------         ----------          ----------        ----------

Gross profit:
   Product sales                                  68.3               63.3                69.4              64.1
   Service fees                                   32.4               25.1                31.3              22.8
                                               ----------         ----------          ----------        ----------
      Total gross profit                          56.7               54.9                57.5              55.0
                                               ----------         ----------          ----------        ----------

Operating expenses:
   Sales and marketing                            36.0               29.4                35.5              31.8
   Engineering and development                    21.7               12.5                19.0              13.3
   General and administrative                      7.6                8.0                 6.8               8.0
                                               ----------         ----------          ----------        ----------
      Total operating expenses                    65.3               49.9                61.3              53.1
                                               ----------         ----------          ----------        ----------
Income (loss) from operations                     (8.6)               5.0                (3.8)              1.9
   Other income                                    1.9                2.1                 2.0               2.0
                                               ----------         ----------          ----------        ----------
Income (loss) before income taxes                 (6.7)               7.1                (1.8)              3.9
   Provision (benefit) for income taxes            2.5               (2.5)                 .7              (1.4)
                                               ----------         ----------          ----------        ----------
Net income (loss)                                 (4.2)%              4.6%               (1.1)%             2.5%
                                               ==========         ==========          ==========        ==========

Revenue

The Company's revenue primarily includes the licensing, sale and support of products for high performance enterprise networking and connectivity, enterprise access and enterprise information management and recovery that integrates traditional legacy data processing systems with open systems to create enterprise-wide networks.

Revenue from product sales totaled $14.0 million and $29.2 million for the three and six months ended June 30, 1997, respectively. A decrease of 30% and 22%, respectively, when compared to the same periods of 1996. The decrease can be attributed to an approximate 29% decline in the sale of the Company's traditional enterprise networking and connectivity products and reductions in product revenue from the Company's OEM partners for the three and six months ended June 30, 1997 of $3.3 million and $4.6 million, respectively, when compared to the same periods of 1996. During the three months and six months ended June 30, 1997, the Company recognized revenue from OEM product sales to IBM, Sun Microsystems and others of $.4 million and $2.5 million, respectively, compared to revenue from OEM products sales of $3.8 million and $7.2 million for the same periods of 1996.

The decrease in product revenue for the three and six months ended June 30, 1997 resulting from a reduction in the sale of the Company's traditional enterprise networking and connectivity products and reduced sales to OEM partners, was partially offset by an increase in the sale of the Company's new integrated gateway product, ATM access unit and DS3 compression products.

Revenue from service fees, which reflect maintenance, professional services and network reconfiguration services from the Company's technical support personnel, increased 20% and 25% during the three and six months ended June 30, 1997, respectively, when compared to the same periods of 1996. The increase in service revenue is primarily due to the growing base of customers using the Company's enterprise-wide networking products.

The Company derived 25% and 27% of its revenue from international customers for the three and six months ended June 30, 1997, respectively, as compared to 27% for the same periods of 1996. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America.

In late 1996 and early 1997, the Company introduced new DS3 compression and ATM capabilities for its traditional enterprise networking and connectivity products. In addition, the Company announced its new Channelink Integrated Gateway product and Web Integrator product suite that improves mainframe application access and customer access to Internets and Intranets, and its new FileSpeed product for data networking and recovery. The sale of these new products have been slower than expected because of a longer than anticipated sales cycle.

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

Gross Profit

For the three and six months ended June 30, 1997, the gross profit margins from product sales were 68% and 69%, respectively, as compared to 63% and 64%, respectively, for the same periods of 1996. The increase in gross profit margins from product sales for both the three and six months ended June 30, 1997, when compared to the same periods of 1996, primarily resulted from a decline in lower margin OEM sales of the Company's channel connectivity controller to IBM and lower charges for inventory obsolescence.

Actual gross profit margins on product sales for the balance of 1997 will depend on a number of factors, including the mix of products sold, market acceptance of the Company's new products, the relative amount of products sold through indirect distribution sources, including OEMs and the level of continuing price competition.

For the three and six months ended June 30, 1997, gross profit margins from service fees were 32% and 31%, respectively, as compared to 25% and 23%, respectively, for the same periods of 1996. The increase can be attributed to the steadily increasing installed base of CNT products that has allowed the Company to better leverage the infrastructure of its technical support organization and to improve its economies of scale. At the present time, the Company believes that any improvement resulting from economies of scale for the balance of 1997 will be offset by additional investment the Company expects to make in its service business to support new product introductions.

Special Charges

For the three and six months ended June 30, 1997 and 1996, engineering and development expense has been increased by $85,000 and $49,000, respectively, and decreased by $672,000 and $987,000, respectively, due to adjustments in the Company's recorded accrual for its remaining common equity put obligation (see notes to the consolidated financial statements included in this Form 10Q and incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

Operating Expenses

Sales and marketing expenses for the three and six months ended June 30, 1997 were comparable to expense levels for the same periods of 1996. Improving the productivity of the Company's investments in sales and marketing and controlling sales and marketing expense as a percentage of revenue represent key objectives for the Company.

Engineering and development expense primarily consists of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products. Excluding the impact of the previously discussed common equity put option, engineering and development expense increased during the three and six months ended June 30, 1997 by 14% and 9%, respectively, when compared to the same periods of 1996.
The increase for both periods is primarily attributable to costs associated with continued development of new products.

Engineering and development expenses, excluding the impact of the common equity put option, were 21% and 19% of total revenue for the three and six months ended June 30, 1997, respectively, as compared to 15% of total revenue for the same periods of 1996. The Company believes a sustained high level of engineering and development investment in current and future products is essential to customer satisfaction and future revenue.

General and administrative expenses decreased by 23% and 24% during the three and six months ended June 30, 1997, respectively, when compared to the same periods of 1996. The decrease for both periods was attributable to incremental costs incurred in the first half of 1996 for employee severance and costs associated with the management reorganization that occurred at the end of 1995. General and administrative expenses were 8% and 7% of total revenue for the three and six months ended June 30, 1997, respectively, as compared to 8% of total revenue during the same periods of 1996.

The Company recorded an income tax benefit at an effective rate of approximately 37.5% for both the three and six months ended June 30, 1997, as compared to an income tax provision of 35% during the same periods of 1996. The Company's United States income tax returns for the years 1993 to 1995 are currently under examination. Management believes adequate provision for income taxes has been provided for all periods through June 30, 1997.

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

Cash, cash equivalents and marketable securities at June 30, 1997 totaled $29.8 million, a decrease of $5.3 million during the first six months of 1997. The decrease primarily resulted from cash used for investing in property and equipment and field support spares of $3.9 million, and financing transactions of $4.6 million (primarily consisting of common stock repurchases), partially offset by cash provided by operations, net of the effect of exchange rate changes, of $3.2 million. Expenditures for capital equipment and field support spares have been and will likely continue to be, a significant capital requirement. On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of June 30, 1997, the Company had repurchased 983,139 shares of its common stock for approximately $5.0 million pursuant to this authorization.

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

Forward Looking Statements

Certain statements in this Form 10Q and in the Company's press release and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements". All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements. The Company's ability to successfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms may impact the Company's ability to increase demand for its products. The requirement to make additional investments in the Company's service business to support new product introductions will be impacted by the level of new product sales, changes in service levels required by the marketplace, and unexpected service related expenses. The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expense, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1997.

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

                          PART II.  OTHER INFORMATION

Item 1-3.  None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)  The Annual Meeting of Shareholders was held on May 15, 1997

           (b)  Elected as Directors of the Company

                        Thomas G. Hudson
                        Erwin A. Kelen
                        Lawrence Perlman
                        John A. Rollwagen

              (c)   Matters voted upon                      Affirmative     Negative                 Broker
                                                               Votes         Votes       Abstain    Non-Votes
                                                            -----------     --------     -------    ---------
                    1.  Election of Directors

                            Thomas G. Hudson                 18,597,764       681,209       0           0
                            Erwin A. Kelen                   18,488,818       790,155       0           0
                            Lawrence Perlman                 18,485,373       793,600       0           0
                            John A. Rollwagen                18,485,668       793,305       0           0

                    2.  To amend the 1992 Stock
                        Award Plan to increase the
                        number of shares authorized
                        for issuance thereunder from
                        4,350,000 to 5,400,000.              15,915,336     3,236,523    127,114        0

                    3.  To amend the 1992 Employee
                        Stock Purchase Plan to increase
                        the number of shares authorized
                        for issuance thereunder from
                        450,000 to 500,000 and to
                        modify the definition of
                        "affiliate" as used in the Plan to
                        allow the Board of Directors
                        discretion in determining which
                        affiliates of the Company (and,
                        therefore, their employees) will
                        be eligible to participate in the
                        Plan.                                17,732,777     1,384,812    161,384        0

                    4.  Proposal to ratify and approve
                        the appointment of KPMG Peat
                        Marwick LLP as independent
                        Auditors of the Company for the
                        year ending December 31, 1997        18,987,861       180,253    110,859        0


Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits filed herewith.

              3A. Restated Articles of Incorporation of the Company, as amended.
                  (Incorporated by reference to Exhibit 2 to the current report on Form 8-K dated June 22, 1992.)

              3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

             10A. Minutes of Annual Meeting of Shareholders on May 15, 1997 to
                  amend the 1992 Stock Award Plan to increase the number of shares authorized for issuance thereunder from 4,350,000 to 5,400,000. To amend the 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 450,000 to 500,000 and to modify the definition of "affiliate" as used in the Plan to allow the Board of Directors discretion in determining which affiliates of the Company (and, therefore, their employees) will be eligible to participate in the Plan.

             11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

             27.  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)



Date:  August 7, 1997                  By: /s/ Gregory T. Barnum
                                           ---------------------
                                       Gregory T. Barnum
                                       Chief Financial Officer
                                       (Principal financial officer)

                                       By: /s/ Jeffrey A. Bertelsen
                                           ------------------------
                                       Corporate Controller and Treasurer
                                       (Principal accounting officer)

                                 EXHIBIT INDEX

Exhibit   Description                                                                        Page
-------   -----------                                                                        -----
3A.       Restated Articles of Incorporation of the Company, as amended.
          (Incorporated by reference to Exhibit 2 to the current report on Form
          8-K dated June 22, 1992.)

3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1991.)

10A.      Minutes of Annual Meeting of Shareholders on May 15, 1997 to amend the 1992
          Stock Award Plan to increase the number of shares authorized for issuance thereunder from 4,350,000 to 5,400,000.  To amend the 1992 Employee Stock
          Purchase Plan to increase the number of shares authorized for issuance thereunder from 450,000 to 500,000 and to modify the definition of "affiliate"
          as used in the Plan to allow the Board of Directors discretion in determining which affiliates of the Company (and, therefore, their employees) will be eligible to participate in the Plan..............................................  Electronically Filed

11.       Statement Re: Computation of Net Income (Loss) per
          Common and Common Equivalent Share...............................................  Electronically Filed

27.       Financial Data Schedule..........................................................  Electronically Filed