Form 10-Q
period 1997-09-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1997-11-14
CIK 701319

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     September 30, 1997 OR
     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                      COMMISSION FILE NUMBER:  0-13994
                                              ---------


                    Computer Network Technology Corporation
                    ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Minnesota                                      41-1356476
      ----------------------                ----------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)


          605 North Highway 169, Minneapolis, Minnesota              55441
     --------------------------------------------------------      --------
            (Address of principal executive offices)              (Zip Code)


                      Telephone Number:  (612) 797-6000
             --------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X    No
                                                  ------    ------

As of November 5, 1997 the registrant had 22,273,939 shares of $.01 par value common stock issued and outstanding.

================================================================================

                   COMPUTER NETWORK TECHNOLOGY CORPORATION

                                   INDEX
                                   -----



PART I.     FINANCIAL INFORMATION                                      Page
                                                                       ----

 Item 1.    Financial Statements


            Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996.........................................  3

            Consolidated Statements of Operations for the three and
             nine months ended September 30, 1997 and 1996.............  4

            Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1997 and 1996..................  5

            Notes to Consolidated Financial Statements.................  6


 Item 2.    Management's Discussion and Analysis of

            Results of Operations......................................  8
            Financial Condition........................................ 12

PART II.    OTHER INFORMATION.......................................... 14

 Item 1-5.  None

 Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES............................................................. 15

                                COMPUTER NETWORK TECHNOLOGY CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except per share data)

                                                                SEPTEMBER 30              December 31
                                                                    1997                     1996
                                                            -----------------         ----------------
ASSETS                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents                             $            10,083        $           4,847
    Marketable securities                                              18,269                   30,218
    Receivables, net                                                   18,552                   18,189
    Inventories                                                        12,087                   10,451
    Deferred tax asset                                                  2,425                    2,425
    Other current assets                                                  816                      822
                                                            -----------------         ----------------
        Total current assets                                           62,232                   66,952
                                                            -----------------         ----------------

Property and equipment, net                                            11,727                    9,113
Field support spares, net                                               3,502                    3,836
Deferred tax asset                                                      1,052                    1,052
Goodwill, net                                                             618                      641
Other assets                                                            1,911                      785
                                                            -----------------         ----------------
                                                          $            81,042        $          82,379
                                                            =================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $             6,161        $           3,833
    Accrued liabilities                                                 7,969                    9,064
    Deferred revenue                                                    7,711                    5,321
    Current installments of obligation under capital
     lease                                                                179                      -
                                                            -----------------         ----------------
        Total current liabilities                                      22,020                   18,218
                                                            -----------------         ----------------

Obligation under capital lease, less current
 installments                                                             747                      -
                                                            -----------------         ----------------
        Total liabilities                                              22,767                   18,218
                                                            -----------------         ----------------

Shareholders' equity:
    Common stock, $.01 par value; authorized
        30,000,000 shares, issued and outstanding
        22,283,939 at September 30, 1997 and
        23,408,064 at December 31, 1996                                   223                      234
    Additional paid-in capital                                         54,837                   60,372
    Retained earnings                                                   3,618                    3,726
    Cumulative translation adjustment                                    (403)                    (171)
                                                            -----------------         ----------------
        Total shareholders' equity                                     58,275                   64,161
                                                            -----------------         ----------------
                                                          $            81,042        $          82,379
                                                            =================         ================

See accompanying Notes to Consolidated Financial Statements.

                                      COMPUTER NETWORK TECHNOLOGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)
                                       (in thousands, except per share data)


                                                  Three months ended                       Nine months ended
                                                     September 30                            September 30
                                           --------------------------------         ------------------------------
                                                1997                1996                 1997               1996
                                           -----------         ------------         -----------         ----------
REVENUE:
  Product sales                          $      16,846       $       18,020       $      46,042       $     55,355
  Service fees                                   6,964                5,956              20,211             16,524
                                           -----------         ------------         -----------         ----------
      Total revenue                             23,810               23,976              66,253             71,879
                                           -----------         ------------         -----------         ----------

COST OF REVENUE:
  Cost of product sales                          5,508                5,753              14,450             19,148
  Cost of service fees                           4,577                4,534              13,674             12,697
                                           -----------         ------------         -----------         ----------
      Total cost of revenue                     10,085               10,287              28,124             31,845
                                           -----------         ------------         -----------         ----------

GROSS PROFIT                                    13,725               13,689              38,129             40,034
                                           -----------         ------------         -----------         ----------

OPERATING EXPENSES:
  Sales and marketing                            7,764                7,275              22,817             22,531
  Engineering and development                    4,188                3,645              12,243             10,002
  General and administrative                     1,567                1,713               4,461              5,546
                                           -----------         ------------         -----------         ----------
      Total operating expenses                  13,519               12,633              39,521             38,079
                                           -----------         ------------         -----------         ----------

INCOME (LOSS) FROM OPERATIONS                      206                1,056              (1,392)             1,955
                                           -----------         ------------         -----------         ----------

OTHER INCOME (EXPENSE):
  Interest income                                  392                  510               1,316              1,355
  Interest expense                                 (23)                  (8)                (39)               (25)
  Other, net                                        23                  104                 (55)               221
                                           -----------         ------------         -----------         ----------
      Other income                                 392                  606               1,222              1,551
                                           -----------         ------------         -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                  598                1,662                (170)             3,506

PROVISION (BENEFIT) FOR INCOME TAXES               225                  585                 (62)             1,230
                                           -----------         ------------         -----------         ----------

NET INCOME (LOSS)                        $         373       $        1,077       $        (108)      $      2,276
                                           ===========         ============         ===========         ==========

NET INCOME (LOSS) PER COMMON
AND COMMON EQUIVALENT SHARE              $         .02       $          .05       $        (.00)      $        .10
                                           ===========         ============         ===========         ==========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                               22,812               23,691              22,920             23,618
                                           ===========         ============         ===========         ==========

See accompanying Notes to Consolidated Financial Statements.

                               COMPUTER NETWORK TECHNOLOGY CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                            (in thousands)

                                                              Nine months ended September 30
                                                      ----------------------------------------------
                                                             1997                          1996
                                                      ----------------              ----------------

OPERATING ACTIVITIES:
  Net income (loss)                                 $             (108)          $             2,276
  Depreciation and amortization                                  5,192                         6,056
  Compensation expense                                             -                             125

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                                   (363)                         (600)
    Inventories                                                 (2,178)                         (262)
    Other current assets                                             6                         1,048
    Accounts payable                                             2,328                           153
    Accrued expenses                                            (1,095)                         (696)
    Deferred revenue                                             2,390                         2,065
                                                      ----------------              ----------------
      Cash provided by operating activities                      6,172                        10,165
                                                      ----------------              ----------------

INVESTING ACTIVITIES:
  Additions to property and equipment                           (4,728)                       (2,780)
  Additions to field support spares                             (1,243)                       (1,447)
  Redemption of marketable securities                           11,949                        (1,818)
  Other                                                         (1,073)                         (213)
                                                      ----------------              ----------------
    Cash provided by (used in) investing                         4,905                        (6,258)
     activities
                                                      ----------------              ----------------

FINANCING ACTIVITIES:
  Principal payments under capital lease
   obligation                                                      (63)                          -
  Proceeds from issuance of common stock                           474                         1,632
  Payments for repurchases of common stock                      (6,020)                          -
                                                      ----------------              ----------------
    Cash provided by (used in) financing
     activities                                                 (5,609)                        1,632
                                                      ----------------              ----------------

Effects of exchange rate changes                                  (232)                          (33)
                                                      ----------------              ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        5,236                         5,506

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  4,847                         5,960
                                                      ----------------              ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $           10,083           $            11,466
                                                      ================              ================

NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property acquired under capital lease             $              989           $               -
                                                      ================              ================

See accompanying Notes to Consolidated Financial Statements.

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

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                          (in thousands)
                                     SEPTEMBER 30  December 31
                                         1997         1996
                                     ------------  -----------
     Components and subassemblies    $      5,655  $     3,769
     Work in process                        1,400        2,324
     Finished goods                         5,032        4,358
                                     ------------  -----------
                                     $     12,087  $    10,451
                                     ============  ===========

(3)  COMMON STOCK EQUIVALENTS

For the three months ended September 30, 1997 and the three and nine months ended September 30, 1996, net income per common and common equivalent share was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, primarily resulting from dilutive stock options and warrants, were converted using the treasury stock method. For the nine months ended September 30, 1997, net loss per common share was computed using the weighted average number of common shares outstanding. Common equivalent shares were excluded due to their antidilutive effect.

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

During the second quarter of 1996, the former officer and director sold on the open market 182,600 common shares which were subject to the repurchase obligation. As a result, at September 30, 1997, the Company's remaining obligation with respect to the common equity put option is for the potential repurchase of up to 97,400 shares of its common stock. The obligation will expire if the former officer and director sells the remaining shares on the open market prior to the last trading day of calendar year 1997, or, subject to certain exceptions, if for any five consecutive trading days prior to the last trading day of calendar year 1997, the closing market price for the Company's common stock equals or exceeds $8.50 per share.

For the three and nine months ended September 30, 1997 and the nine months ended September 30, 1996, engineering and development expense has been reduced by $97,000, $49,000, and $853,000, respectively, and increased by $134,000 for the three months ended September 30, 1996 to reflect fluctuations in the market price of the Company's common stock and a reduction in the number of shares subject to repurchase. The Company will continue to adjust engineering and development expense and its related accrual for this obligation in future periods until such time as it has no remaining obligation to repurchase stock from the former officer and director (see notes to the consolidated financial statements incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

(5)  COMMON STOCK REPURCHASE

On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of September 30, 1997, the Company had repurchased 1,247,539 shares of its common stock pursuant to this authorization for approximately $6.0 million.

(6)  ACQUISITION

On October 31, 1997, the Company acquired substantially all of the assets of the Internet Solutions Division of Apertus Technologies Incorporated (Apertus). The Internet Solutions Division provides Internet - to - Mainframe connectivity products and web access to legacy applications. The purchase price consists of $11.4 million in cash plus the assumption of liabilities. The acquisition will be accounted for under the purchase method of accounting. The Company is currently evaluating the allocation of the purchase price to the assets acquired (principally accounts receivable, inventory, fixed assets and intellectual property) and liabilities assumed (principally accounts payable, accrued expenses and obligations under maintenance and other contracts). The Company currently believes the fair value of the tangible assets acquired and liabilities assumed to be approximately $11.6 million and $4.9 million, respectively. The purchase price will be reduced on a dollar for dollar basis if the historical book value of the net assets transferred does not exceed $6.7 million. A portion of the purchase price may be allocated to in process research and development that will be written-off in the fourth quarter and goodwill which will be amortized over the benefit period. In connection with the acquisition, the Company expects a charge against earnings in the fourth quarter for consolidation and transition related expenses in an amount to be determined.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                                 ACQUISITION

On October 31, 1997, the Company completed the acquisition of the Internet Solutions Division of Apertus Technologies Incorporated (see note 6 to the consolidated financial statements included in this Form 10-Q filing). A portion of the purchase price may be allocated to in process research and development that will be written-off in the fourth quarter. The Company also expects a charge against earnings in the fourth quarter for consolidation and transition related expenses in an amount to be determined. The Company anticipates that the acquisition will increase its engineering and sales capabilities and expand its customer base in the market for enterprise connectivity between Internet and intranet users and IBM hosts. The Company also believes that it can achieve synergy and improve economies of scale by combining the Internet Solutions Division with its existing businesses.

                             RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of
Operations of the Company.   (All amounts are expressed as a percentage of total
revenue except gross profit which is expressed as a percentage of the related revenue.)

                                                   Three months ended                     Nine months ended
                                                      September 30                           September 30
                                           -------------------------------        -------------------------------
                                                 1997              1996                 1997              1996
                                            ------------      ------------         ------------      ------------
Revenue:
   Product sales                                    70.8%             75.2%                69.5%             77.0%
   Service fees                                     29.2              24.8                 30.5              23.0
                                           -------------     -------------        -------------     -------------
      Total revenue                                100.0             100.0                100.0             100.0
                                           -------------     -------------        -------------     -------------

GROSS PROFIT:
   Product sales                                    67.3              68.1                 68.6              65.4
   Service fees                                     34.3              23.9                 32.3              23.2
                                           -------------     -------------        -------------     -------------
      Total gross profit                            57.6              57.1                 57.6              55.7
                                           -------------     -------------        -------------     -------------

OPERATING EXPENSES:
   Sales and marketing                              32.6              30.3                 34.5              31.4
   Engineering and development                      17.6              15.2                 18.5              13.9
   General and administrative                        6.6               7.2                  6.7               7.7
                                           -------------     -------------        -------------     -------------
      Total operating expenses                      56.8              52.7                 59.7              53.0
                                           -------------     -------------        -------------     -------------
INCOME (LOSS) FROM OPERATIONS                         .8               4.4                 (2.1)              2.7
   Other income                                      1.7               2.5                  1.8               2.2
                                           -------------     -------------        -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                    2.5               6.9                  (.3)              4.9
   Provision (benefit) for income taxes               .9               2.4                  (.1)              1.7
                                           -------------     -------------        -------------     -------------
NET INCOME (LOSS)                                    1.6%              4.5%                 (.2)%             3.2%
                                           =============     =============        =============     =============

REVENUE

The Company's revenue primarily includes the licensing, sale and support of products for high performance enterprise networking and connectivity, enterprise access and enterprise information management and recovery that integrates traditional legacy data processing systems with open systems to create enterprise-wide networks.

Revenue from product sales totaled $16.8 million and $46.0 million for the three and nine months ended September 30, 1997, respectively, reductions of 7% and 17%, respectively, when compared to the same periods of 1996. The decrease can be attributed to an approximately 28% decline in the sale of the Company's traditional enterprise networking and connectivity products and reductions in product revenue from the Company's OEM partners for the three and nine months ended September 30, 1997 of $.7 million and $5.3 million, respectively, when compared to the same periods of 1996. During the three months and nine months ended September 30, 1997, the Company recognized revenue from OEM product sales to IBM, Bay Networks, Sun Microsystems and others of $1.8 million and $4.3 million, respectively, compared to revenue from OEM products sales of $2.5 million and $9.7 million for the same periods of 1996.

The decrease in product revenue for the three and nine months ended September 30, 1997 resulting from a reduction in the sale of the Company's traditional enterprise networking and connectivity products and reduced sales to OEM partners, was partially offset by sales of the Company's ATM, DS 3 Compression and SRDF products and initial sales of the Company's new UltraNet Storage Director products.

Revenue from service fees, which reflect maintenance, professional services and network reconfiguration services from the Company's technical support personnel, increased 17% and 22% during the three and nine months ended September 30, 1997, respectively, when compared to the same periods of 1996. The increase in service revenue is primarily due to the growing base of customers using the Company's enterprise-wide networking products.

The Company derived 30% and 28% of its revenue from international customers for the three and nine months ended September 30, 1997, respectively, as compared to 23% and 25%, respectively for the same periods of 1996. The percentage of revenue derived from international customers for any given period is subject to fluctuation because of the variable timing of sizable orders from customers both internationally and in North America.

During the third quarter, the Company announced its new Storage Area Network
(SAN) strategy and related family of UltraNet products. This new product suite provides high speed connectivity between storage devices and servers from anywhere anytime. The sale of these new products accounted for approximately $2.2 million of product revenue for the three months ended September 30, 1997.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product revenue reported by the Company in any given period will continue to be effected by the timing of new product introductions and the receipt and fulfillment of sizable new orders from OEMs and others.

GROSS PROFIT

For the three and nine months ended September 30, 1997, the gross profit margins from product sales were 67% and 69%, respectively, as compared to 68% and 65%, respectively, for the same periods of 1996. The increase in gross profit margins from product sales for the nine months ended September 30, 1997, when compared to the same period of 1996, primarily resulted from a decline in lower margin OEM sales of the Company's channel connectivity controller to IBM and lower charges for inventory obsolescence.

Actual gross profit margins on product sales for the balance of 1997 will depend on a number of factors, including the mix of products sold, market acceptance of new products, the ability to obtain manufacturing cost efficiencies with respect to new products , the relative amount of products sold through indirect distribution sources, including OEMs and the level of continuing price competition.

For the three and nine months ended September 30, 1997, gross profit margins from service fees were 34% and 32%, respectively, as compared to 24% and 23%, respectively, for the same periods of 1996. The increase can be attributed to the steadily increasing installed base of CNT products that has allowed the Company to better leverage the infrastructure of its technical support organization and to improve its economies of scale. At the present time, the Company believes that any improvement resulting from economies of scale for the balance of 1997 will be offset by additional investment the Company expects to make in its service business to support new product introductions.

SPECIAL CHARGES

For the three and nine months ended September 30, 1997 and the nine months ended September 30, 1996, engineering and development expense has been reduced by $97,000, $49,000, and $853,000, respectively, and increased by $134,000 for the three months ended September 30, 1996, due to adjustments in the Company's recorded accrual for its remaining common equity put obligation (see notes to the consolidated financial statements included in this Form 10-Q and incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

OPERATING EXPENSES

Sales and marketing expense increased by 7% and 1% for the three and nine months ended September 30, 1997, respectively, when compared to the same periods of 1996. The increases are primarily due to marketing expenses associated with the launch of the Company' s new UtraNet family of products and investments the Company has made in its marketing organization to identify new market opportunites for the Company's products. Improving the productivity of the Company's investments in sales and marketing and controlling sales and marketing expense as a percentage of revenue represent key objectives for the Company.

Engineering and development expense primarily consists of compensation and related fringe benefits, depreciation, and consulting expenses related to new product development and enhancements to existing products. Excluding the impact of the previously discussed common equity put option, engineering and development expense increased during the three and nine months ended September 30, 1997 by 22% and 13%, respectively, when compared to the same periods of 1996. The increase for both periods is primarily attributable to costs associated with continued development of new products.

Engineering and development expenses, excluding the impact of the common equity put option, were 18% and 19% of total revenue for the three and nine months ended September 30, 1997, respectively, as compared to 15% and 14% of total revenue for the same periods of 1996. The Company believes a sustained high level of engineering and development investment in current and future products is essential to customer satisfaction and future revenue.

General and administrative expenses decreased by 9% and 20% during the three and nine months ended September 30, 1997, respectively, when compared to the same periods of 1996. The decrease for both periods was attributable to incremental costs incurred in 1996 for employee severance and costs associated with the management reorganization that occurred at the end of 1995. General and administrative expenses were 7% of total revenue for the three and nine months ended September 30, 1997, respectively, as compared to 7% and 8% of total revenue during the same periods of 1996.

The Company recorded an income tax provision at an effective rate of approximately 37% for the three and nine months ended September 30, 1997, as compared to approximately 35% for the three and nine months ended September 30, 1996. The Company's United States income tax returns for the years 1993 to 1995 are currently under examination. Management believes adequate provision for income taxes has been provided for all periods through September 30, 1997.

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

Cash, cash equivalents and marketable securities at September 30, 1997 totaled $28.4 million, a decrease of $6.7 million during the first nine months of 1997, primarily due to the Company's repurchase of 1.2 million shares of its common stock. Cash used for investing in property and equipment, field support spares and other assets of $7.0 million was partially offset by cash provided by operations, net of the effect of exchange rate changes, of $5.9 million and proceeds from common stock issuances of $.4 million. Expenditures for capital equipment and field support spares have been and will likely continue to be a significant capital requirement. On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of September 30, 1997, the Company had repurchased 1,247,539 shares of its common stock for approximately $6.0 million pursuant to this authorization. In addition, on October 31, 1997, the Company paid $11.4 million to acquire the Internet Solutions Division of Apertus.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q and in the Company's press release, and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements". All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements. The requirement to make additional investments in the Company's service business to support new product introductions will be impacted by the level of new product sales, changes in service levels required by the marketplace, and unexpected service related expenses. The Company's ability to generate revenue as presently expected, the costs associated with the integration of the Apertus Internet Solutions
Division into the Company's existing businesses, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expense, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1997.

Other factors that could cause the results of the Company to differ materially from those contained in any such forward-looking statements include general economic conditions, costs and availability of components and fluctuations in exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. Furthermore, the integration of the Internet Solutions Division into the Company includes significant commitments of management, engineering, financial and marketing resources and there can be no assurance that such integration will be successful. The Company assumes no obligation to publicly release the result of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

                          PART II.   OTHER INFORMATION

Item 1-5.  None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits filed herewith.

                2A. Asset Purchase Agreement by and between CNT Acquisition I Corporation, Computer Network Technology Corporation and Apertus Technologies Incorporated dated October 24, 1997 (Incorporated by reference to current report on Form 8-k dated October 24, 1997).

                3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-k dated June 22, 1992.

                3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-k for the fiscal year ended December 31, 1991.)

                11. Statement Re: Computation of Net Income (Loss) per Common and Common Equivalent Share.

                27.  Financial Data Schedule.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                 (Registrant)



Date: November 13, 1997          By: /s/  Gregory T. Barnum
                                     ----------------------
                                 Gregory T. Barnum
                                 Chief Financial Officer
                                 (Principal financial officer)

                                 By:  /s/  Jeffrey A. Bertelsen
                                      -------------------------
                                 Jeffrey A. Bertelsen
                                 Corporate Controller and Treasurer
                                 (Principal accounting officer)

                                 EXHIBIT INDEX


Exhibit   Description                                                       Page
-------   -----------                                                       ----

2A. Asset purchase agreement by and between CNT Aquisition I Corporation, Computer Network Technology Corporation and Apertus Technologies Incorporated dated October 24, 1997 (Incorporated by reference to current report on Form 8-k dated October 24, 1997).

3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-k dated June 22, 1992

3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-k for the fiscal year ended December 31, 1991.)

11.       Statement Re:  Computation of Net (Loss) Income per Common
          and Common Equivalent Share.....................  Electronically Filed

27.       Financial Data Schedule.........................  Electronically Filed