Form 10-K
period 1997-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1998-03-27
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                            ----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ----------------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER: 0-13994

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           MINNESOTA                                     41-1356476
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


605 NORTH HIGHWAY 169, MINNEAPOLIS, MINNESOTA                     55441
---------------------------------------------              ---------------------
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (612) 797-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to
Section 12(b) of the Act:                                           NONE
                                                            --------------------

Securities registered pursuant to
Section 12(g) of the Act:                         COMMON STOCK $.01 PAR VALUE
                                                --------------------------------
                                                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES  [X]   NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 23, 1998 was approximately $98,879,000, based on a closing price of $4.56 per share as reported by the Nasdaq National Market on such date.

As of March 23, 1998, Registrant had 22,104,390 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Computer Network Technology Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                     PART 1

Item 1   Business . ...................................................................................1
            Overview ..................................................................................1
            Markets ...................................................................................2
            Products ..................................................................................4
            Customer Services .........................................................................8
            Marketing and Sales .......................................................................8
            Revenue Recognition Policy ................................................................9
            Engineering and Development ...............................................................9
            Manufacturing and Suppliers ...............................................................10
            Competition ...............................................................................10
            Intellectual Property Rights ..............................................................11
            Employees .................................................................................11
Item 2   Properties....................................................................................12
Item 3   Legal Proceedings.............................................................................12
Item 4   Submission of Matters to Vote of Security Holders.............................................12
Item 4.A Executive Officers of the Company.............................................................13

                                     PART II

Item 5.  Market for the Registrant's Securities and Related Shareholders Matters.......................16
Item 6.  Selected Consolidated Financial Information...................................................16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........16
Item 8.  Consolidated Financial Statements and Supplementary Data......................................16
Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure........................16

                                    PART III

Item 10. Directors and Executive Officers..............................................................17
Item 11. Executive Compensation........................................................................17
Item 12. Security Ownership of Certain Beneficial Owners and Management................................17
Item 13. Certain Relationships and Related Transactions................................................17

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.................18

SIGNATURES.............................................................................................28

PART I

ITEM 1.  BUSINESS

OVERVIEW

Computer Network Technology Corporation ("CNT" or the "Company") designs, manufactures, markets and supports a range of enterprise-wide information management connectivity, access and storage networking hardware and software products designed to meet the complex needs of large organizations. These products are marketed by CNT under the UltraNet(R), Channelink(R), FileSpeed(TM), Enterprise/Connect, Enterprise/View, Enterprise/View Pro, Enterprise Access, Enterprise/Access Development Studio, Enterprise/Access System Monitor and Enterprise Integrator trade names.

Effective October 24 1997, the Company acquired the Internet Solutions Division of Apertus Technologies Incorporated. The Company anticipates that the acquisition will increase its presence in the markets for enterprise connectivity between Internet and intranet users and IBM hosts. (See Note 3 to the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company's acquisition of the Internet Solutions Division of Apertus Technologies Incorporated.)

CNT's connectivity and UltraNet storage and Channelink systems create high-speed, wide area enterprise networks that connect traditional data centers to peripherals and remote users by integrating open systems with traditional mainframes. These products also allow data centers to be interconnected to enable access to stored mission-critical information, and full business recovery in case of disasters. The UltraNet products allow users to move and share data among diverse servers and storage systems and support applications such as disk mirroring, backup and restore, and data migration.

CNT's access products enable desktop computer and terminal users operating different networking protocols (i.e. TCP/IP and SNA) to share the same physical networks and to access applications and data on different types of mainframe and open systems servers. In addition, they provide access to mainframe databases and applications (such as those based on IBM products CICS or DB2) from the Internet or an intranet using a Web-based browser.

CNT markets its products and services in North America primarily through a direct sales force and internationally through wholly-owned subsidiaries and distributors. Select hardware and software products are also remarketed by original equipment manufacturers ("OEMs") under other trade names.

CNT emphasizes comprehensive customer support and training designed to maximize quality and customer satisfaction. CNT believes that its customer service programs provide significant added value to its customer base, enhance the reputation of the Company, and accelerate selling products and services to prospective customers.

CNT is a successor to a Minnesota corporation organized in 1979, and has been engaged it its present business since 1983. CNT's corporate offices are located at 605 North Highway 169, Minneapolis, Minnesota 55441 and its telephone number is 612-797-6000. Its World Wide Web site is http://www.cnt.com. Unless the context otherwise requires, "CNT" or the "Company" refers to Computer Network Technology Corporation and its subsidiaries.

This annual report includes trade names, trademarks and registered trademarks of companies other than CNT.

Certain statements included in the products section of this Form 10-K constitute "forward-looking statements," including the dates of general availability and planned features for new products. All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The timely completion of required engineering activities and unforeseen technological barriers and expense may cause the Company's actual results to be materially different from those set forth in any such forward-looking statements.

MARKETS

CNT designs high-performance networking solutions that seamlessly integrate a heterogeneous mix of technology, architectures, vendors and communication standards that allow enterprises to preserve their investments in traditional mainframe data processing systems and today's open systems to create enterprise-wide networks and intranets.

Networking Solutions

The Company's traditional networking solutions facilitate data center consolidation and centralization, while enabling certain input and output peripherals to be more conveniently housed with geographically dispersed regional customer operations. Increasingly, these new solutions are being constructed by customers in conjunction with business process changes being driven for cost efficiencies, improved customer services, or the penetration of new markets with new services. Reducing the total number of data centers while interconnecting the remaining centers for stability and workload sharing has extended the life of legacy systems while deferring costly investments in these centers as new, distributed computing systems are brought online.

CNT's UltraNet, Channelink and FileSpeed products enable data centers and remotely located peripherals to communicate over wide areas without significant degradation of performance. LAN gateways enable communications for a wide range of LAN-based workstations and servers with large-scale, channel-based systems used in enterprise-wide networks. Channel networking applications have accounted for a substantial majority of CNT's historical revenue and the Company will continue to emphasize supporting and servicing this important market.

A Storage Area Network (SAN) is a high-speed network that establishes a direct connection between storage devices, thereby externalizing storage from the server and allowing information to be shared among multiple `host' servers without affecting performance of the primary network. Making the SAN concept a reality requires networking equipment of a high order of connectivity, performance, and manageability, and the UltraNet product family provides these capabilities.

The Company's Channelink products provide high performance extended distance data archival and retrieval from remote DASD and tape storage facilities that allow customers to employ new strategies for storing and accessing mission-critical data, including data duplexing for disaster protection and enterprise-wide data sharing, while reducing associated storage costs. The Company's FileSpeed product is designed to provide users with a business continuation and disaster recovery capability by providing for very high speed bulk data transfer between mainframes and open systems for backup, database updates, and other data transfer applications. In addition, FileSpeed can also be used to quickly back up open systems server data to the same central data repository used by the mainframe to facilitate data recovery and synchronization of open systems and mainframe databases.

Today's global approach to business requires that data centers be open for business twenty-four hours a day. Large organizations require data processing services as a key part of their service or product offerings and thereby require non-stop operation. Customers who require non-stop operations typically deploy duplicate hardware and software to ensure continuous availability. The Company develops and provides products that facilitate using public recovery centers or other customer data centers as a recovery asset. In addition, gathering routine data backup copies is exacerbated by the shortening window of time required for full copy backups during enforced periods of inactivity. The Company provides solutions which enable backups to occur simultaneously with normal transaction processing activities.

Internet Solutions

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

PRODUCTS

UltraNet

In 1997, CNT introduced its Storage Area Network (SAN) strategy and the UltraNet product family.

Today's businesses depend on the network to provide high-speed, reliable and secure access to mission-critical stored information, whether it is centralized or remote, from a variety of systems. CNT's UltraNet product family - the UltraNet Storage Director, the UltraNet Storage Gateway, and the UltraNet Storage Multiplexer - reduces IT managers' resource expense for storage management by connecting to any transport protocol on any platform, using any operating system in any network.

The SAN is a high-speed network that establishes a direct connection between storage devices and servers, thereby externalizing storage from the server and allowing information to be shared among multiple `host' servers without impacting system performance or the primary network.

Storage Area Networks provide an infrastructure for a wide variety of applications such as data protection, data vaulting, data migration and disaster recovery that solve widespread business problems such as data warehousing and business resumption. CNT's UltraNet family supports these applications by enabling external and centralized storage as well as remote clustering.

Today, electronic information is truly a corporate asset. It is distributed across many locations on desktops, servers and data centers. Its volumes are growing at record rates, and managing all of this information so it is accessible and continuously available is a major challenge and expense. By providing a SAN solution with the UltraNet product family, CNT is leading the market in addressing vital customer requirements for lower total cost of ownership for integrated networks, more timely business recovery, and cost-effective, shared access to information across the entire enterprise.

The UltraNet Family

UltraNet offers superior price/performance for storage applications that are increasingly important in distributed enterprise networks. The UltraNet family includes both single-board and multi-slot chassis products that are driven and managed by UltraNet SAN Software
(USS). This software resides at the core of the three UltraNet products, providing high-level functionality and management, critical in meeting customers' growing requirements.

The UltraNet Storage Director is a high-speed switching platform that allows users to move and share data among diverse servers and storage systems. It optimizes WAN circuit utilization, and enables cost-effective server and storage consolidation among IBM's OS/390, Microsoft's Windows NT, and open systems
(UNIX) storage systems platforms. The UltraNet Storage Director is designed to support a wide range of high performance channel interfaces including Fibre Channel, SCSI, ESCON along with traditional network interfaces such as ATM, DS3, FDDI and Ethernet.

The UltraNet Storage Gateway is a low-cost, high-performance product that provides much of the functionality of the Storage Director on a smaller platform. This entry-level product, which is expected to be generally available in April 1998, addresses bulk data movement between mainframes and open systems, and enables data mirroring over wide area networks (WANs).

The UltraNet Storage Multiplexer is a product that allows multiple servers to share up to 15 storage devices. Primary interfaces will be SCSI-to-SCSI (Small Computer System Interface) with Fiber Channel and extension capabilities available in June 1998.

Channelink

CNT's traditional product line has been the Channelink family of network processors and software for enterprise networking and connectivity. Channelink products support a variety of mainframes and peripheral devices, including disk drives, optical storage devices, magnetic tape controllers, printers, check sorters, document processors, imaging systems, microfiche recorders, terminal and graphic controllers, plotters, database computers and front-end processors. The Company configures and installs Channelink networks to meet the specific geographic and interface requirements of each customer's information movement applications.

Channelink continues to be a key product for CNT and is complementary to the UltraNet products. The Channelink product focuses on mainframe data center applications and is uniquely suited to support applications that involve bus-and-tag data channels and T1/E1 network interfaces. Channelink is interoperable with the UltraNet product family over both ATM and FDDI networks.

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

FileSpeed

FileSpeed is a software solution that works over CNT UltraNet and Channelink product lines. It is well positioned to solve key data sharing and backup/restore problems in both the open systems and enterprise environments. FileSpeed's Application Programming Interface (API) can be used to move database records between two heterogeneous databases even if one exists on a mainframe and the other on an open system (Unix or NT). Its ability to move data to/from open systems to mainframe disk or tape devices at high speeds solves many problems encountered in backup and recovery at most enterprise sites.

FileSpeed works over both OS/390 ESCON and bus-and-tag channels and SCSI channels. It can be configured to provide multiple data paths between systems and data integrity features, such as, checkpoint/restart and CRCs. Thus, data is moved between a mainframe using an ESCON channel and an open system using a SCSI channel (direct ESCON connections are also supported) with its integrity constantly being monitored. Data rates over a single ESCON line have reached nearly 15MB/sec. Given its high speed and ability to interface with databases, many enterprises are interested in FileSpeed's capability to solve data movement problems in the data warehousing industry.

CNT Application Re-Engineering Environment (CARE)

CARE provides a comprehensive set of products that takes users through each level of Web-to-host integration.

Enterprise/Connect

Enterprise/Connect is a complete, easy-to-implement inter-operability package that provides the necessary network infrastructure to connect any standard Web browser to legacy system applications and data. Enterprise/Connect is a complete IP-to-SNA connectivity solution, with all the components to enable 3270/5250 emulators or Web browsers to access applications on IBM mainframe and midrange computers. With Enterprise/Connect, an intuitive point-and-click interface provides universal, centralized management access. Superior load-balancing technology ensures guaranteed access to business-critical access, and Java-based client software enables browsers to function as universal clients for interactive access to mainframe terminal, file transfer, and print services.

Enterprise/Connect provides complete TN3270/3270E and TN5250 terminal access to IBM host computers with maximum flexibility and performance in connecting diverse networks and communications environments. It supports a wide range of SNA host connections and LAN connectivity. Simplifying mainframe printing, Enterprise/Connect allows you to send SNA print jobs to local or TCP/IP network printers without any special hardware or software on your PC or browser.

Enterprise/View

Enterprise/View is a Java-based 3270/5250 emulator that provides traditional, uncustomized "green screen" access to legacy applications without additional software on the desktop. The emulator is downloaded from the server when you connect, simplifying software distribution and maintenance and off-loading processing from the server. With Enterprise/View, access to mobile and remote users is simplified, providing a consistent interface that is completely independent of desktop configurations. Session encryption and support ensures that user sessions and legacy data are secure.

Enterprise/View Pro

Enterprise/View Pro is a Java-based rescreening tool that creates a customized GUI (Graphical User Interface) interface on a Web browser for legacy applications. It dynamically creates visually appealing tables, turns function keys into buttons, and integrates graphics. Because Enterprise/View Pro provides an "out of the box" Java GUI to mainframe applications and data from a standard Java-enabled Web browser, your legacy applications can be deployed more widely without programming.

Enterprise/Access

Enterprise/Access is a powerful set of tools for re-engineering legacy applications to open networking environments. Based on open systems and object-oriented technologies, Enterprise/Access allows you to integrate your front-end applications and networks with your back-end corporate applications and data, with no changes to existing applications, security, or business logic. This non-intrusive approach reduces time, cost, and risk while increasing performance.

With Enterprise/Access, users get the scalability, manageability, and security they need to easily extend corporate applications and data into new content-rich environments. Enterprise/Access is server-based and can easily be deployed on multiple, connected servers to support large networks. It supports a variety of standard protocols, insulating users from the communications details and eliminating the need to program communications code.

The Enterprise/Access Development Studio enables users to easily encapsulate and extend the functionality of application systems. The Code Generator automatically and rapidly produces stored interfaces. Host screen changes are activated in production without having to modify or regenerate the interface code. Enterprise/Access has also been integrated with the leading Web development tools, includes Java and CGI interfaces, and automatically generates C code and HTML templates. In addition, Enterprise/Access includes a 32-bit DLL and ActiveX library for integration into Windows-based GUI applications.

The Enterprise/Access System Monitor has a graphical interface that supports centralized configuration, performance, and fault management. Enterprise/Access operates behind the Web server and leverages any security schemes the Web clients use.

CNT's Enterprise/Integrator provides a set of all-Java development tools to create new business applications that incorporate legacy system access. It provides native Java access to mainframe data, allowing faster application development and deployment with a "completely Java" approach. With its GreenBeans technology, users can leverage industry-standard JavaBean components and development environments. That means the user can easily create and reuse software as they roll out solutions for different groups.

CUSTOMER SERVICES

The Company has developed a comprehensive support strategy designed to maximize quality and customer satisfaction. A high level of continuing customer service is integral to the Company's commitment to developing long-term, 100 percent satisfied, customer relationships. The Company supports the commitment of its employees to achieve this strategy through extensive training and the delegation of authority and responsibility. CNT's employees are skilled in the design and support of high-speed, wide-area networks for large data centers. CNT networks incorporate state-of-the-art technology for robust and dynamic routing to ensure continuous operations.

The Company's support services group becomes involved with end users during initial presales activities by analyzing their requirements, developing proposed solutions, and providing project management guidance during implementation, or enhancement of the customer's enterprise-wide computing network.

CNT uses remote diagnostic tools to support customer networks. One of the company's service options provides customers with seven days per week, 24 hours per day technical support through the unique ability to dial into these networks worldwide and perform on-line troubleshooting. In the majority of cases opened, the Company provides timely resolution to customer problems without having to visit the customer's site. In over 45 percent of the cases, customers depend on CNT to diagnose problems that are ultimately identified as other vendor's hardware and/or communications issues. Our software products come with on-line help, comprehensive documentation, and diagnostic tools to allow users to monitor their lines. When necessary, CNT dispatches trained field service personnel, through third party maintenance providers, to provide repairs at the customer's facility.

MARKETING AND SALES

The Company, along with its subsidiaries, markets its products in the United States, Canada, the United Kingdom, France, Germany, Australia, Hong Kong and Japan primarily through a direct sales force, and also through Original Equipment Manufacturers, systems integrators, and value-added resellers. Outside of these countries, CNT markets its products through independent distributors.

The Company derived approximately $27.2 million, $25.2 million, and $23.6 million, or 28%, 26%, and 30%, of its revenue from operations outside of the United States and Canada for the years ended December 31, 1997, 1996, and 1995, respectively. International operations are subject to various risks common to international businesses, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business internationally, and the need to comply with a wide variety of U.S. export and foreign import laws and regulations. No single customer accounted for more than 10% of the Company's revenue in 1997 or 1995. Sales to IBM and its multiple divisions accounted for 18% of the Company's total revenue in 1996. See note 14 to the Company's Consolidated Financial Statements for additional information regarding the Company's operations by geographic region and major customers.

The Company manufactures its products based on a schedule of forecasted orders. The Company's customers generally place orders for immediate delivery and generally not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, the Company believes that backlog is generally not meaningful for purposes of predicting its revenue for any fiscal period.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. In addition, the alienation of any major customer could have a material effect on revenue. The level of product revenue reported by the Company in any given period will continue to be affected by the receipt and fulfillment of sizable new orders from OEMs and others.

REVENUE RECOGNITION POLICY

Revenue from product sales is generally recognized by the Company upon shipment or signed customer acceptance depending on the terms of the contract or purchase order. Revenue from software license agreements with OEMs for redistribution to the OEMs customers is recognized when the OEM reports delivery of the software to their customer.

Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period.

ENGINEERING AND DEVELOPMENT

The computer networking industry is characterized by rapidly changing technology, new standards, and changing customer requirements. The Company believes that its long-term success in the marketplace depends upon its continuing ability to develop and integrate advanced network hardware and software technologies.

During the past year, the Company completed development and announced its UltraNet Storage Director with support for SCSI, Fibre Channel and ESCON device connections, as well as ATM and T3/E3 wide area network (WAN) interfaces.

To meet the future networking demands of its customers, the Company expects to continue to: (i) increase the compatibility and interoperability of its products with the products of other vendors; (ii) emphasize the flexible and modular architecture of its products to permit the introduction of new capabilities in a manner that can be used within existing networks and to provide a framework for existing customers to incorporate and install new CNT products, features, and functions; (iii) continue to focus on providing sophisticated diagnostic support tools to help deliver both high network availability and, in the event of failure, rapid return to service; and
(iv) develop additional products to meet the demands of its customers. Excluding the impact of special items, engineering and development expense was equal to 18% of CNT's total revenue in 1997, compared to approximately 15% of total revenue in 1996 and 1995. The Company currently intends to continue to apply a significant portion of its resources to product enhancements and new product development for the foreseeable future.

MANUFACTURING AND SUPPLIERS

The Company manufactures its products and systems from subassemblies, parts, and components, such as integrated circuits, printed circuit boards, power supplies, and metal parts manufactured by other vendors. Certain items manufactured by suppliers are made to the Company's specific design criteria. In-house manufacturing activities for the Company's products primarily involve quality assurance testing of subassemblies and final system assembly, integration, and quality assurance testing. Since 1993, CNT has been certified under ISO 9002, an international standard of quality, for the manufacture and support services of high-electronic communications devices and computer networking systems.

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

The principal competitive factors affecting the markets for the Company's products include customer service, flexibility, price/performance, reliability, ease of use, and functionality. In many situations, the potential customer has an installed base of a competitor's products, which can be difficult to dislodge. IBM, Microsoft, and others can significantly influence customers and control technology in the Company's markets.

Rapid change, new technologies and worldwide deregulation of the telecommunications industry are generally positive developments for the Company because they should have the impact of reducing carrier costs and increasing bandwidth speeds and capacity. However, the many and unpredictable nature of the changes also carries with it some risk of dislocation for CNT.

There can be no assurance that the Company can compete successfully with its current competitors or with competitors that may subsequently enter the market, particularly the software market, which is characterized by low barriers to entry. There also can be no assurance that CNT will affect technological changes necessary to maintain its competitive position.

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

EMPLOYEES

As of December 31, 1997, the Company had 625 full-time employees, including 65 full-time employees of its wholly-owned foreign subsidiaries. The Company considers its ability to attract and retain qualified employees and to motivate such employees to be essential to the future success of the Company. Competition for such highly skilled personnel is particularly intense in the computer and data communications industry, and no assurance may be given that the Company will continue to attract and retain qualified employees.

ITEM 2. PROPERTIES

The Company's principal administrative offices, manufacturing, engineering, and development functions are located in leased facilities in the Minneapolis suburbs of Maple Grove and Plymouth, Minnesota. The Company also leases space in Westborough, Massachusetts and New York City, primarily related to the manufacturing, development and support of its Internet Solutions software products. The Company's subsidiaries lease office space in England, France, Germany, Australia, Hong Kong and Japan. The Company leases sales offices for its direct sales staff and systems consultants in a number of locations throughout the United States and Canada. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 4.A EXECUTIVE OFFICERS OF THE COMPANY

The following table contains certain information regarding the current executive officers of the Company.

      Name                                  Position Served                                     Age
Thomas G. Hudson             President, Chief Executive Officer, and Director                   51

Gregory T. Barnum            Vice President of Finance, Chief Financial Officer and             43
                             Corporate Secretary

Jeffrey A. Bertelsen         Corporate Controller and Treasurer                                 35

Richard E. Carlson           Vice President of Manufacturing                                    60

William C. Collette          Vice President of Engineering                                      54

Peter Dixon                  Vice President of Worldwide Distribution                           48

Martin G. Hahn               General Manager - Internet Solutions Division                      40

Mark R. Knittel              Vice President of Marketing and Business Development               43


Kristine E. Ochu             Vice President of Human Resources                                  36

Julie C. Quintal             Vice President of Customer Support                                 39

Thomas G. Hudson has been President and Chief Executive Officer since June 1996 and a director since August 1996. From 1993 to June 1996, Mr. Hudson was Senior Vice President of McGraw Hill Companies, a leading information services provider, serving as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson's IBM career included varied product development, marketing and strategic responsibilities for IBM's financial services customers and extensive international and large systems experience. He is a graduate of the University of Notre Dame and New York University. He attended the Harvard Advanced Management Program in 1990.

Gregory T. Barnum was appointed Vice President of Finance, Chief Financial Officer and Corporate Secretary in July 1997. From September 1992 to July 1997, Mr. Barnum served as Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary at Tricord Systems, Inc., a manufacturer of enterprise servers. From May 1988 to September 1992, Mr. Barnum served as the Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for Cray Computer Corporation, a development stage company engaged in the design of supercomputers. Prior to that, Mr. Barnum served in various accounting and financial management capacities for Cray Research, Inc., a leading manufacturer of supercomputers. He is a graduate of the University of St. Thomas.

Jeffrey A. Bertelsen was appointed Corporate Controller and Treasurer in December 1996. Mr. Bertelsen served as the Company's Controller from March 1995 to December 1996. From 1985 to March 1995, Mr. Bertelsen was employed by KPMG Peat Marwick, most recently as a Senior Audit Manager. He is a graduate of the University of Minnesota.

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

Peter Dixon was appointed Vice President of Worldwide Distribution in March 1998. Mr. Dixon served as Vice President of International from January 1990 to March 1998. He served as Vice President of Strategic Account Marketing from January 1989 to January 1990 and as Director of Distribution Marketing and Sales from February 1988 to January 1989. From 1985 to 1988, Mr. Dixon served as an Account Manager with National Advanced Systems Canada, Inc. and its predecessor, Sand Technology Systems, Inc., companies involved in the marketing of mainframe peripherals.

Martin G. Hahn was appointed General Manager of the Internet Solutions Division in October 1997. Mr. Hahn served as President of the Internet Solutions Division at Apertus Technologies Inc., prior to its acquisition by the Company, from June 1995 to October 1997. He also held a variety of executive marketing and sales positions at Apertus Technologies Inc. from July 1987 to May 1995. Prior to that, he served as Assistant Vice President of the Corporate Finance and Development Business Unit at First Bank Systems. He is a graduate of the University of Minnesota and University of Chicago Graduate School of Business
(MBA).

Mark R. Knittel was appointed Vice President of Marketing and Business Development in May 1997. Mr.Knittel served as Vice President of Architecture and Business Development from March 1997 to May 1997. From July 1977 to March 1997, Mr. Knittel was employed with IBM where he held several development executive positions for both hardware and software networking products, as well as multiple strategy positions. Most recently, Mr. Knittel held the position of Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

Kristine E. Ochu was appointed Vice President of Human Resources in March 1996, and served as Director of Human Resources from May 1995 to March 1996. From January 1994 to May 1995, Ms. Ochu was employed by Data Systems and Management, a software development company, as Manager of Human Resources. From 1991 to 1994, Ms. Ochu was employed as a Director of Human Resources by DataCard, Inc., a diversified high technology manufacturing company. Ms. Ochu holds a bachelors degree in psychology and a masters degree in industrial relations from the University of Minnesota. She attended the University of Michigan Advanced Human Resources Executive Program in 1996.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDERS MATTERS

The information set forth under the captions "Price Range of the Company's Common Stock" and "Dividends" on page 35 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The information set forth under the captions "Selected Consolidated Statements of Operations Data" and "Selected Consolidated Balance Sheet Data" on page 14 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 20 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 21 through 33 of the 1997 Annual Report to Shareholders is incorporated herein by reference. The information set forth under the caption "Quarterly Financial Data" on page 34 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1998, is incorporated herein by reference. For information concerning the executive officers, see Item 4.A. of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Tables", "Employment Agreements" and "Election of Directors - Compensation of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998, to be filed with the Commission on or before April 30, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998, to be filed with the Commission on or before April 30, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. CONSOLIDATED FINANCIAL STATEMENTS OF REGISTRANT

The following consolidated financial statements of the Company are incorporated by reference to the 1997 Annual Report to Shareholders.
                                                                Pages in 1997
                                                               Annual Report to
                                                                 SHAREHOLDERS
                                                               -----------------
          Consolidated Statements of Operations for the
              Years Ended December 31, 1997, 1996 and 1995 ........    21

          Consolidated Balance Sheets as of December 31,
              1997 and 1996 .......................................    22

          Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 1997, 1996 and 1995 ........    23

          Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1997, 1996 and 1995 ....................    24

          Notes to Consolidated Financial Statements...............  25-32

          Independent Auditors' Report ............................    33


     (a)  2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF REGISTRANT

               Independent Auditors' Report on Consolidated Financial Statement Schedule

               Schedule II: Valuation and Qualifying Accounts for the
                            years ended December 31, 1997, 1996 and 1995.

               All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

     (a)  3. EXHIBITS

          Of the exhibits listed below, the following are management contracts or compensatory plans or arrangements with the Company:


        EXHIBIT                      DESCRIPTION
        -------                      -----------
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

          10H. 1992 Employee Stock Purchase Plan. (Incorporated by reference to
               Exhibit 28 Form S-8 Registration Statement No. 33-48954.)

          10I. 1992 Stock Award Plan. (Incorporated by reference to Exhibit 28
               Form S-8 Registration Statement No. 33-48944.)

          10L. Minutes of Annual Meeting of Shareholders on May 27, 1993 increasing shares reserved under the 1992 Stock Award Plan from 650,000 to 1,050,000 and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 150,000 to 300,000. (Incorporated by reference to Exhibit 10BB Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

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

          10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis, III. (Incorporated by reference to Exhibit 10S Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

          10S. Severance agreement by and between the Company and Eugene D.
               Misukanis. (Incorporated by reference to Exhibit 10T Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

          10T. Amendment No. 1 to Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10Y Form 10-Q for the quarterly period ended June 30, 1996.)

          10U. Employment Agreement by and between the Company and Thomas G.
               Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)

          10W. Minutes of Annual Meeting of Shareholders on May 17, 1996 increasing shares reserved under the 1992 Stock Award Plan from 3,250,000 to 4,350,000; to provide for the automatic grant of certain stock options to nonemployee directors upon initial election or appointment to the Executive Committee of the Board and upon initial election as Chairman or Vice Chairman of the Board; and to increase the maximum number of shares subject to options that can be awarded to any single employee during any calendar year to 750,000; and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 400,000 to 450,000 and to limit the number of shares that may be purchased thereunder to 5,000 per Participant for any annual Purchase Period. (Incorporated by reference to Exhibit 10W Annual Report on Form 10-K for fiscal year ended December 31, 1996.)

          10X. Minutes of Annual Meeting of Shareholders on May 15, 1997 to amend the 1992 Stock Award Plan to increase the number of shares authorized for issuance thereunder from 4,350,000 to 5,400,000. To amend the 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 450,000 to 500,000 and to modify the definition of "affiliate" as used in the Plan to allow the Board of Directors discretion in determining which affiliates of the Company (and, therefore, their employees) will be eligible to participate in the Plan. (Incorporated by reference to Exhibit 10A Form 10-Q for the quarterly period ended June 30, 1997.)

          10Y. Description of Success Sharing Bonus Plan.

          10Z. Executive Deferred Compensation Plan.

         10AA. Employment Agreement by and between the Company and Mark Knittel

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

          2B. Asset Purchase Agreement by and between CNT Acquisition I Corporation, Computer Network Technology Corporation and Apertus Technologies Incorporated dated October 24, 1997. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)

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

          10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

          10S. Severance Agreement by and between the Company and Eugene D.
               Misukanis. (Incorporated by reference to Exhibit 10T Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

          10T. Amendment No. 1 to Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10Y Form 10-Q for the quarterly period ended June 30, 1996.)

          10U. Employment Agreement by and between the Company and Thomas G.
               Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)

          10V. Lease Agreement between Teachers Realty Corporation and Computer
               Network Technology Corporation. (Incorporated by reference to
               Exhibit 10AA Form 10-Q for the quarterly period ended June 30, 1996.)

          10W. Minutes of Annual Meeting of Shareholders on May 17, 1996 increasing shares reserved under the 1992 Stock Award Plan from 3,250,000 to 4,350,000; to provide for the automatic grant of certain stock options to nonemployee directors upon initial election or appointment to the Executive Committee of the Board and upon initial election as Chairman or Vice Chairman of the Board; and to increase the maximum number of shares subject to options that can be awarded to any single employee during any calendar year to 750,000; and increasing shares reserved under the 1992 Employee Stock Purchase Plan from 400,000 to 450,000 and to limit the number of shares that may be purchased thereunder to 5,000 per Participant for any annual Purchase Period. (Incorporated by reference to Exhibit 10W Annual Report on Form 10-K for fiscal year ended December 31, 1996.)

          10X. Minutes of Annual Meeting of Shareholders on May 15, 1997 to amend the 1992 Stock Award Plan to increase the number of shares authorized for issuance thereunder from 4,350,000 to 5,400,000. To amend the 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 450,000 to 500,000 and to modify the definition of "affiliate" as used in the Plan to allow the Board of Directors discretion in determining which affiliates of the Company (and, therefore, their employees) will be eligible to participate in the Plan. (Incorporated by reference to Exhibit 10A Form 10-Q for the quarterly period ended June 30, 1997.)

          10Y. Description of Success Sharing Bonus Plan.

          10Z. Executive Deferred Compensation Plan.

         10AA. Employment Agreement by and between the Company and Mark Knittel

           11. Statement Re: Computation of Net Income (Loss) per Basic and Diluted Share.

          13. Annual Report to Shareholders for the fiscal year ended December 31, 1997. (Only those portions specifically incorporated by reference herein shall be deemed filed with the Commission.)

          21.  Subsidiaries of the Registrant.

          23.  Independent Auditors' Consent.

          27.1 Financial Data Schedule 1997 (12 months)

          27.2 Restated Financial Data Schedule 1997 (9 months).

          27.3 Restated Financial Data Schedule 1997 (6 months).

          27.4 Restated Financial Data Schedule 1997 (3 months).

          27.5 Restated Financial Data Schedule 1996 (12 months).

          27.6 Restated Financial Data Schedule 1996 (9 months).

          27.7 Restated Financial Data Schedule 1996 (6 months).

          27.8 Restated Financial Data Schedule 1996 (3 months).

          27.9 Restated Financial Data Schedule 1995 (12 months).

     (b) REPORTS ON FORM 8-K.

          During the 1997 fourth quarter, a Current Report on Form 8-K dated October 24, 1997 was filed regarding the Company's acquisition of the Internet Solutions Division of Apertus Technologies Incorporated.

                                                                     SCHEDULE II

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                              Additions
                                                      -----------------------
                                        Balance at    Charged to   Charged to                Balance at
                                        Beginning       costs &     other                      end of
             Description                of period      expenses     account     Deductions     period
------------------------------------   ------------   ----------   ----------   ----------   ----------
Year ended December 31, 1997
     Allowance for doubtful accounts
     and sales returns (1)                $  899          121         2,354        (395)       $2,979

Year ended December 31, 1996
     Allowance for doubtful accounts
     and sales returns                    $1,131          --            --         (232)       $  899

Year ended December 31, 1995
     Allowance for doubtful accounts
     and sales returns                    $  692          489           --          (50)       $1,131

(1) In connection with its acquisition of the Internet Solutions Division of Apertus Technologies Incorporated the Company recorded an allowance for doubtful accounts and sales returns in the amount of $2,354.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: March 26, 1998                 By:  /s/ Thomas G. Hudson
                                         ---------------------------------------
                                           Thomas G. Hudson, President and Chief
                                                     Executive Officer,
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Hudson           President and Chief Executive
---------------------------    Officer (Principal Executive
Thomas G. Hudson               Officer) and Director              March 26, 1998


/s/ Gregory T. Barnum          Vice President of Finance,  Chief
---------------------------    Financial Officer and Secretary
Gregory T. Barnum              (Principal Financial Officer)      March 26, 1998


/s/ Jeffrey A. Bertelsen       Corporate Controller and Treasurer
---------------------------    (Principal Accounting Officer)
Jeffrey A. Bertelsen                                              March 26, 1998

/s/ Patrick W. Gross
---------------------------    Director                           March 26, 1998
Patrick W. Gross

/s/ Erwin A. Kelen
---------------------------    Director                           March 26, 1998
Erwin A. Kelen

/s/ Lawrence Perlman
---------------------------    Director                           March 26, 1998
Lawrence Perlman

/s/ John A. Rollwagen
---------------------------    Director                           March 26, 1998
John A. Rollwagen

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE






The Board of Directors and Shareholders
Computer Network Technology Corporation:

Under the date of January 27, 1998, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       KPMG Peat Marwick LLP



Minneapolis, Minnesota
January 27, 1998

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

2B.     Asset Purchase Agreement by and between CNT Acquisition I
        Corporation, Computer Network Technology Corporation and Apertus Technologies Incorporated dated October 24, 1997. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)

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

10R. Amendment to and Restatement of Employment Agreement by and between the Company and C. McKenzie Lewis III. (Incorporated by reference to Exhibit 10S Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

10S. Severance Agreement by and between the Company and Eugene D. Misukanis. (Incorporated by reference to Exhibit 10T Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

10T.    Amendment No. 1 to Severance Agreement by and between the
        Company and Eugene D. Misukanis. (Incorporated by reference to
        Exhibit 10Y Form 10Q for the quarterly period ended June 30,
        1996.)

10U. Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10Q for the quarterly period ended June 30, 1996.)

10V. Lease Agreement between Teachers Realty Corporation and Computer Network Technology Corporation. (Incorporated by reference to
        Exhibit 10AA Form 10Q for the quarterly period ended June 30,
        1996.)

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