Form 10-K/A
period 1997-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1998-03-31
CIK 701319

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

10Y.    Description of Success Sharing Bonus Plan......     Electronically Filed

10Z.    Executive Deferred Compensation Plan...........     Electronically Filed

10AA.   Employment Agreement between the Company and
        Mark Knittel...................................     Electronically Filed

11.     Statement Re: Computation of Net Income (Loss)
        per Basic and Diluted Share....................     Electronically Filed

13.     Annual Report to Shareholders for the fiscal
        year ended December 31, 1997. (Only those
        portions specifically incorporated by reference
        herein shall be deemed filed with the
        Commission.)...................................     Electronically Filed

21.     Subsidiaries of the Registrant ................     Electronically Filed

23.     Independent Auditors' Consent..................     Electronically Filed

27.1    Financial Data Schedule 1997 (12 months).......     Electronically Filed

27.2    Restated Financial Data Schedule 1997
        (9 months).....................................     Electronically Filed

27.3    Restated Financial Data Schedule 1997
        (6 months).....................................     Electronically Filed

27.4    Restated Financial Data Schedule 1997
        (3 months).....................................     Electronically Filed

27.5    Restated Financial Data Schedule 1996
        (12 months)....................................     Electronically Filed

27.6    Restated Financial Data Schedule 1996
        (9 months).....................................     Electronically Filed

27.7    Restated Financial Data Schedule 1996
        (6 months).....................................     Electronically Filed

27.8    Restated Financial Data Schedule 1996
        (3 months).....................................     Electronically Filed

27.9    Restated Financial Data Schedule 1995
        (12 months)....................................     Electronically Filed