Form 10-Q
period 1998-03-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1998-05-14
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _________________


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No ___

As of April 30, 1998, the registrant had 22,051,890 shares of $.01 par value common stock issued and outstanding.

================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX
                                      -----


PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----
  Item 1.   Financial Statements (unaudited)


            Consolidated Statements of Income for the three months
              ended March 31, 1998 and 1997 ..................................3

            Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997 ..............................................4

            Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...................................5

            Notes to Consolidated Financial Statements .......................6

  Item 2.   Management's Discussion and Analysis of

              Results of Operations ..........................................8
              Financial Condition ...........................................11


PART II.    OTHER INFORMATION ...............................................13

  Item 1-5. None

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES ..................................................................14

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1998              1997
                                                    --------          --------
REVENUE:
  Product sales                                     $ 22,337          $ 15,179
  Service fees                                         8,829             6,569
                                                    --------          --------
    Total revenue                                     31,166            21,748
                                                    --------          --------

COST OF REVENUE:
  Cost of product sales                                6,854             4,499
  Cost of service fees                                 5,678             4,581
                                                    --------          --------
    Total cost of revenue                             12,532             9,080
                                                    --------          --------

GROSS PROFIT                                          18,634            12,668
                                                    --------          --------

OPERATING EXPENSES:
  Sales and marketing                                 11,130             7,884
  Engineering and development                          5,585             3,562
  General and administrative                           1,397             1,051
                                                    --------          --------
    Total operating expenses                          18,112            12,497
                                                    --------          --------

INCOME FROM OPERATIONS                                   522               171
                                                    --------          --------

OTHER INCOME (EXPENSE):
  Interest income                                         87               486
  Interest expense                                       (39)              (10)
  Other, net                                              21               (45)
                                                    --------          --------
    Other income, net                                     69               431
                                                    --------          --------

INCOME BEFORE INCOME TAXES                               591               602

PROVISION FOR INCOME TAXES                               222               226
                                                    --------          --------

NET INCOME                                          $    369          $    376
                                                    ========          ========

BASIC:
  NET INCOME PER SHARE                              $    .02          $    .02
                                                    ========          ========
  SHARES                                              22,106            23,400
                                                    ========          ========

DILUTED:
  NET INCOME PER SHARE                              $    .02          $    .02
                                                    ========          ========
  SHARES                                              22,243            23,772
                                                    ========          ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             MARCH 31,   December 31,
ASSETS                                                          1998        1997
                                                              --------    --------
Current assets:
    Cash and cash equivalents                                 $  7,988    $  4,790
    Marketable securities                                            0       6,034
    Receivables, net                                            34,365      32,752
    Inventories                                                 13,305      12,322
    Deferred tax asset                                           2,284       2,284
    Other current assets                                         1,424       1,377
                                                              --------    --------
        Total current assets                                    59,366      59,559
                                                              --------    --------

Property and equipment, net                                     15,073      14,501
Field support spares, net                                        3,683       3,589
Deferred tax asset                                               3,823       3,823
Goodwill and other intangibles, net                              3,642       3,530
Other assets                                                       478         485
                                                              --------    --------
                                                              $ 86,065    $ 85,487
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $  9,071    $  7,656
    Accrued liabilities                                          9,363      12,135
    Deferred revenue                                            11,568       9,207
    Current installments of obligations under capital lease        181         181
                                                              --------    --------
        Total current liabilities                               30,183      29,179
                                                              --------    --------

Obligations under capital lease, less current installments         638         701
                                                              --------    --------
        Total liabilities                                       30,821      29,880
                                                              --------    --------

Shareholders' equity:
     Preferred stock, authorized 1,000 shares;
        none issued and outstanding                               --          --
    Common stock, $.01 par value; authorized 30,000
        shares, issued and outstanding 22,054 at March 31,
        1998 and 22,195 at December 31, 1997                       221         222
    Additional paid-in capital                                  53,916      54,439
    Unearned compensation                                         (236)        (35)
    Retained earnings                                            1,781       1,412
    Cumulative translation adjustment                             (438)       (431)
                                                              --------    --------
        Total shareholders' equity                              55,244      55,607
                                                              --------    --------
                                                              $ 86,065    $ 85,487
                                                              ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1998       1997
                                                         -------    -------

OPERATING ACTIVITIES:
  Net income                                             $   369    $   376
  Depreciation and amortization                            2,089      1,624
  Compensation expense                                        43       --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                           (1,613)    (4,590)
    Inventories                                             (983)    (1,306)
    Other current assets                                     (47)       (58)
    Accounts payable                                       1,415      1,271
    Accrued liabilities                                   (3,107)    (1,234)
    Deferred revenue                                       2,361      5,185
                                                         -------    -------
      Cash provided by operating activities                  527      1,268
                                                         -------    -------

INVESTING ACTIVITIES:
  Additions to property and equipment                     (1,949)    (1,539)
  Additions to purchased technology                         (151)      --
  Additions to field support spares                         (663)      (291)
  Net purchase and redemption of marketable securities     6,034      3,670
  Other                                                        5         20
                                                         -------    -------
    Cash provided by investing activities                  3,276      1,860
                                                         -------    -------

FINANCING ACTIVITIES:
  Principle payments under capital lease obligation          (63)      --
  Proceeds from issuance of common stock                      13         56
  Payments for repurchase of common stock                   (550)    (1,864)
                                                         -------    -------
    Cash used for financing activities                      (600)    (1,808)
                                                         -------    -------

Effects of exchange rate changes                              (5)      (143)
                                                         -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  3,198      1,177

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            4,790      4,847
                                                         -------    -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 7,988    $ 6,024
                                                         =======    =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                              MARCH 31,          December 31,
                                                1998                 1997
                                          ---------------       --------------
         Components and subassemblies     $         7,060       $        6,572
         Work in process                            1,801                1,657
         Finished goods                             4,444                4,093
                                          ---------------       --------------
                                          $        13,305              $12,322
                                          ===============       ==============

(3)   NET INCOME PER SHARE

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which the Company adopted as of December 31, 1997. Under SFAS No. 128, basic net income per share is computed based on the weighted average number of common shares outstanding, while diluted net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options which have been granted to employees and directors and awards under the employee stock purchase plan. SFAS No. 128 also requires reinstatement of net income per share amounts for all periods presented.

(4)  COMMON STOCK REPURCHASE

On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000 shares of the Company's common stock. As of March 31, 1998, the Company has repurchased 1,602 shares of its common stock pursuant to this authorization for approximately $7.5 million.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. This item is separately displayed in the shareholders' equity section of the balance sheet. For the first quarter of 1998, comprehensive net income was approximately $365 or $4 less than net income, due to the effect of foreign currency translation adjustments, net of income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Income. The percentages to the left of the income statement captions represent the increase (decrease) in the amount compared to the prior year period. The percentages to the right of the income statement captions are expressed as a percentage of total revenue except for gross profit which is expressed as a percentage of the related revenue.


       Increase                                                    Three months ended
      (decrease)                                                       March 31,
    1998 vs. 1997                                                1998              1997
    -------------                                                ----              ----
                      REVENUE:
        47.2%           Product sales                            71.7%              69.8%
        34.4            Service fees                             28.3               30.2
    -------------                                           --------------     ------------
        43.3               Total revenue                        100.0              100.0
    -------------                                           --------------     ------------

                     GROSS PROFIT:
        45.0            Product sales                            69.3               70.4
        58.5            Service fees                             35.7               30.3
    -------------                                           --------------     ------------
        47.1               Total gross profit                    59.8               58.2
    -------------                                           --------------     ------------

                     OPERATING EXPENSES:
        41.2            Sales and marketing                      35.7               35.0
        56.8            Engineering and development              17.9               16.4
        32.9            General and administrative                4.5                6.0
    -------------                                           --------------     ------------
        44.9               Total operating expenses              58.1               57.4
    -------------                                           --------------     ------------
        305.3        INCOME FROM OPERATIONS                       1.7                 .8
        (84.0)          Other income, net                          .2                1.9
    -------------                                           --------------     ------------
        (1.8)        INCOME BEFORE INCOME TAXES                   1.9                2.7
        (1.8)           Provision for income taxes                 .7                1.0
    -------------                                           --------------     ------------
        (1.9)%       NET INCOME                                   1.2%               1.7%
    =============                                           ==============     ============

REVENUE

The Company's revenue primarily includes the licensing, sale and support of products for high performance enterprise networking and connectivity, enterprise access and enterprise information management and recovery that integrates traditional legacy data processing systems with open systems to create enterprise-wide networks.

Total product revenues in the first quarter of 1998 totaled $22.3 million, an increase of 47% when compared to the $15.2 million of product revenue recorded in the first quarter of 1997. Revenue from the Company's networking products for the first quarter of 1998 increased 47% to $17.8 million when compared to the first quarter of 1997, primarily due to a 44% increase in sales of the Company's traditional Channelink products and sales of the Company's new

UltraNet products which were not generally available in the 1997 first quarter. The increase in Channelink product revenue was due in part to product enhancements which have made the product more competitive in the disk mirroring marketplace. Revenue from the Company's Internet Solutions products increased 48% when compared to the first quarter of 1997, primarily due to the acquisition of the Internet Solutions Division from Apertus Technologies, Inc. in the fourth quarter of 1997.

Revenue from service fees, which primarily reflects maintenance, professional services and network reconfiguration services from the Company's technical support personnel, increased 34% to $8.8 million in the first quarter of 1998 when compared to the first quarter of 1997. The increase in service revenue during the first quarter of 1998 is primarily due to the growing base of customers using the Company's enterprise-wide networking products and service fees resulting from the acquisition of the Internet Solutions Division.

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

GROSS PROFIT

Gross profit margin from product sales for the first quarter of 1998 were 69%, as compared to 70% in the first quarter of 1997. The fluctuation in the gross profit margin between the two periods is primarily due to variability in the product mix. Actual gross profit margins from product sales for the balance of 1998 will depend on a number of factors, including the mix of products sold, market acceptance of the Company's new products, the relative amount of products sold through alternate sales channels and the level of continuing price competition.

Gross profit margins from service fees for the first quarter of 1998 improved to 36%, as compared to 30% in the first quarter of 1997. The improvement in gross margins from services is primarily attributable to economies of scale resulting from the steadily increasing base of customers contracting for services. In addition, gross profit margins from services generated by the Internet Solutions Division have historically been higher than the Company's service margins. The Company believes that any improvements resulting from economies of scale in 1998 will be offset by additional investments the Company expects to make in its service business to support new product introductions, including the Company's new UltraNet family of products.

OPERATING EXPENSES

Sales and marketing expenses increased 41% during the three months ended March 31, 1998 when compared to the same period of 1997. The increase is primarily attributable to an increase in commission expense, due to the higher level of sales during the first quarter of 1998, and an increase in compensation, travel, and other expenses associated with the expansion of the Company's sales organization resulting from the Internet Solutions Division acquisition.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense in the first quarter of 1998 increased approximately 57% when compared to the first quarter of 1997, primarily due to costs associated with continued development of new products, including the Company's new Storage Area Networking (SAN) product family which generated $6.7 million of revenue in the 1998 first quarter, and expansion of the engineering organization due to the Internet Solutions Division acquisition. Engineering and development expenses ranged from 18% to 16% of total revenue during the first quarters of 1998 and 1997. The Company anticipates investing between 15% and 20% of total revenue on engineering and development in 1998, which includes investments in current and future products. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue.

General and administrative expenses increased by $346 or 33% during the first quarter of 1998 when compared to the first quarter of 1997, primarily due to increases in compensation and other employee related costs. As a percentage of total revenue, general and administrative expenses were approximately 5% and 6% of total revenue for the first quarters of 1998 and 1997, respectively.

Interest income decreased by $.4 million in the first quarter of 1998 when compared to the first quarter of 1997 due to lower balances of cash and marketable securities resulting from the Company's common stock repurchase program and acquisition of the Internet Solutions Division.

The Company recorded a provision for income taxes at an effective rate of approximately 37.5% for the first quarters of 1998 and 1997.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases and cash generated from operations.

Cash, cash equivalents and marketable securities at March 31, 1998 totaled $8.0 million, a decrease of $2.8 million during the first quarter of 1998. This decrease primarily resulted from cash used for investing in property and equipment, field support spares and purchased technology of $2.8 million. Cash provided by operations of $.5 million was primarily offset by the use of cash to repurchase shares of the Company's common stock. During the first quarter of 1998 the Company had several non-recurring cash expenditures including settlement of a put option granted to a former officer and director for $.8 million, payment of $1.2 million relating to a recently completed Internal Revenue Service examination and an increase in inventory of $1.0 million relating to new WDM and UltraNet products. Expenditures for capital equipment and field support spares have been and will likely continue to be, a significant capital requirement. As of March 31, 1998, the Company had repurchased 1,602 shares of its common stock for approximately $7.5 million pursuant to a prior authorization from the Company's board of directors for the repurchase of up to 2,000 shares of common stock.

The Company believes that its current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1998.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q and in the Company's press releases, and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements". All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements. The requirement to make additional investments in the Company's service business to support new product introductions will be impacted by the level of new product sales, changes in service levels required by the marketplace, and unexpected service related expenses. The amount spent on engineering and development as a percentage of total revenue in 1998 may be impacted by the need to enhance or modify products due to changing market requirements, the success of current product programs, the need to meet unanticipated product opportunities and the amount of total revenue in 1998. The Company's ability to generate revenue as presently expected, the costs associated with the integration of the Apertus Internet Solutions Division into the Company's existing businesses, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expense, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1998.

Other factors that could cause the results of the Company to differ materially from those contained in any such forward-looking statements include general economic conditions, costs and availability of components and fluctuations in exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. Furthermore, the integration of the Internet Solutions Division into the Company requires significant commitments of management, engineering, financial and marketing resources and there can be no assurance that such integration will be successful. The Company assumes no obligation to publicly release the result of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

                  11. Statement Re: Computation of Net Income per Basic and Diluted Share.

                  27.   Financial Data Schedule.

             (b)  Reports on Form 8-K

                  During the 1998 first quarter, a Current Report on Form 8-KA dated January 7, 1998 was filed regarding the Company's acquisition of the Internet Solutions Division of Apertus Technologies, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)




Date:    May 12, 1998                   By:  /s/  Gregory T. Barnum
                                             ----------------------
                                             Gregory T. Barnum
                                             Chief Financial Officer
                                             (Principal financial officer)

                                        By:  /s/  Jeffrey A. Bertelsen
                                             -------------------------
                                             Jeffrey A. Bertelsen
                                             Corporate Controller and Treasurer
                                             (Principal accounting officer)