Form 10-Q
period 1998-06-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1998-08-13
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER: 0-13994


                     Computer Network Technology Corporation
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Minnesota                                       41-1356476
(State of Incorporation)                    (I.R.S. Employer Identification No.)

               605 North Highway 169, Minneapolis, Minnesota 55441
          --------------------------------------------- --------------
               (Address of principal executive offices) (Zip Code)


                        Telephone Number: (612) 797-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No

As of July 28, 1998, the registrant had 22,126,116 shares of $.01 par value common stock issued and outstanding.


================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX


PART I.                             FINANCIAL INFORMATION                          Page
                                                                                   ----
 Item 1.  Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 1998 and
            December 31, 1997 ......................................................3

          Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997 ...........................................4

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997............................................5

          Notes to Consolidated Financial Statements ...............................6


 Item 2.  Management's Discussion and Analysis of

          Results of Operations ....................................................8
          Financial Condition .....................................................11


PART II.  OTHER INFORMATION .......................................................13

 Item 1-3. None

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  None

 Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ........................................................................15


                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             JUNE 30    December 31
                                                               1998        1997
                                                             --------    --------
ASSETS                                                           (UNAUDITED)
Current assets:
    Cash and cash equivalents                                $ 10,481    $  4,790
    Marketable securities                                       1,219       6,034
    Receivables, net                                           32,174      32,752
    Inventories                                                15,210      12,322
    Deferred tax asset                                          2,284       2,284
    Other current assets                                        1,139       1,377
                                                             --------    --------
        Total current assets                                   62,507      59,559
                                                             --------    --------

Property and equipment, net                                    14,689      14,501
Field support spares, net                                       3,482       3,589
Deferred tax asset                                              3,823       3,823
Goodwill and other intangibles, net                             3,619       3,530
Other assets                                                      454         485
                                                             --------    --------
                                                             $ 88,574    $ 85,487
                                                             ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  9,796    $  7,656
    Accrued liabilities                                        11,044      12,135
    Deferred revenue                                           10,724       9,207
    Current installments of obligation under capital lease        184         181
                                                             --------    --------
        Total current liabilities                              31,748      29,179
                                                             --------    --------

Obligation under capital lease, less current installments         609         701
                                                             --------    --------
        Total liabilities                                      32,357      29,880
                                                             --------    --------

Shareholders' equity:
    Preferred stock, authorized 1,000 shares;
        none issued and outstanding                              --          --
    Common stock, $.01 par value; authorized
        30,000 shares, issued and outstanding
        22,123 at June 30, 1998 and
        22,195 at December 31, 1997                               221         222
    Additional paid-in capital                                 54,024      54,439
    Unearned compensation                                        (250)        (35)
    Retained earnings                                           2,651       1,412
    Cumulative translation adjustment                            (429)       (431)
                                                             --------    --------
        Total shareholders' equity                             56,217      55,607
                                                             --------    --------
                                                             $ 88,574    $ 85,487
                                                             ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                         Three months ended      Six months ended
                                             June 30                 June 30
                                       --------------------    --------------------
                                         1998        1997        1998        1997
                                       --------    --------    --------    --------
REVENUE:
  Product sales                        $ 24,189    $ 14,018    $ 46,526    $ 29,197
  Service fees                            9,277       6,678      18,106      13,246
                                       --------    --------    --------    --------
    Total revenue                        33,466      20,696      64,632      42,443
                                       --------    --------    --------    --------

COST OF REVENUE:
  Cost of product sales                   7,992       4,444      14,846       8,943
  Cost of service fees                    5,957       4,516      11,635       9,097
                                       --------    --------    --------    --------
    Total cost of revenue                13,949       8,960      26,481      18,040
                                       --------    --------    --------    --------

GROSS PROFIT                             19,517      11,736      38,151      24,403
                                       --------    --------    --------    --------

OPERATING EXPENSES:
  Sales and marketing                    11,088       7,736      22,218      15,617
  Engineering and development             5,477       4,494      11,062       8,056
  General and administrative              1,693       1,277       3,090       2,329
                                       --------    --------    --------    --------
    Total operating expenses             18,258      13,507      36,370      26,002
                                       --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS             1,259      (1,771)      1,781      (1,599)
                                       --------    --------    --------    --------

OTHER INCOME (EXPENSE):
  Interest income                           113         439         200         925
  Interest expense                          (12)         (5)        (51)        (16)
  Other, net                                 44         (33)         65         (77)
                                       --------    --------    --------    --------
    Other income, net                       145         401         214         832
                                       --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES         1,404      (1,370)      1,995        (767)

PROVISION (BENEFIT) FOR INCOME TAXES        534        (513)        756        (287)
                                       --------    --------    --------    --------

NET INCOME (LOSS)                      $    870    $   (857)   $  1,239    $   (480)
                                       ========    ========    ========    ========

BASIC:
  NET INCOME (LOSS) PER SHARE          $    .04    $   (.04)   $    .06    $   (.02)
                                       ========    ========    ========    ========

  SHARES                                 22,107      22,820      22,080      23,132
                                       ========    ========    ========    ========

DILUTED:
  NET INCOME (LOSS) PER SHARE          $    .04    $   (.04)   $    .06    $   (.02)
                                       ========    ========    ========    ========

  SHARES                                 22,257      22,820      22,223      23,132
                                       ========    ========    ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                    Six months ended June 30
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                                   $  1,239    $   (480)
  Depreciation and amortization                          4,488       3,290
  Compensation expense                                      70        --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Receivables                                              578         759
  Inventories                                           (2,888)     (2,132)
  Other current assets                                     238          95
  Accounts payable                                       2,140         488
  Accrued liabilities                                   (1,091)     (2,821)
  Deferred revenue                                       1,517       4,133
                                                      --------    --------
     Cash provided by operating activities               6,291       3,332
                                                      --------    --------

INVESTING ACTIVITIES:
  Additions to property and equipment                   (3,219)     (3,063)
  Additions to purchased technology                       (275)       --
  Additions to field support spares                     (1,164)       (841)
  Net purchase and redemption of marketable
  securities                                             4,815       7,796
  Other                                                     31          13
                                                      --------    --------
     Cash provided by investing activities                 188       3,905
                                                      --------    --------

FINANCING ACTIVITIES:
  Principle payments under capital lease obligation        (89)       --
  Proceeds from issuance of common stock                   548         436
  Payments for repurchase of common stock               (1,249)     (5,000)
                                                      --------    --------
     Cash used in financing activities                    (790)     (4,564)
                                                      --------    --------

Effects of exchange rate changes                             2        (136)
                                                      --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                5,691       2,537

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          4,790       4,847
                                                      --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 10,481    $  7,384
                                                      ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)


(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                 JUNE 30,  December 31,
                                   1998        1997
                                 -------     -------
Components and subassemblies     $ 8,654     $ 6,572
Work in process                    1,408       1,657
Finished goods                     5,148       4,093
                                 -------     -------
                                 $15,210     $12,322
                                 =======     =======

(3) NET INCOME (LOSS) PER SHARE

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which the Company adopted as of December 31, 1997. Under SFAS No. 128, basic net income (loss) per share is computed based on the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Diluted net loss per share computation excludes potential dilutive shares of common stock as their effect is anti-dilutive. Potential dilutive shares of common stock include stock options which have been granted to employees and directors and awards under the employee stock purchase plan. SFAS No. 128 also requires restatement of net income (loss) per share amounts for all periods presented.

(4) COMMON STOCK REPURCHASE

On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000 shares of the Company's common stock. As of June 30, 1998, the Company had repurchased 1,703 shares of its common stock pursuant to this authorization for approximately $7,937.

(5) INTEGRATION ACTIVITIES

During 1997 the Company recorded a charge of $2,184 for costs incurred to integrate existing businesses, including accruals for severance, facility closures and relocation of employees. At December 31, 1997, a significant portion of the liability for integration activities remained unpaid (see notes to the 1997 financial statements). During 1998, a portion of the accrual was re-allocated to cover additional employee severance and facility closure costs, as well as product discontinuation costs, which were offset by lower than expected relocation costs.

(6)  COMPREHENSIVE INCOME

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. This item is separately displayed in the shareholders' equity section of the balance sheet. For the three and six months ended June 30, 1998, comprehensive net income was increased by approximately $6 and $1 to $876 and $1,240 respectively, due to the effect of foreign currency transaction adjustments, net of income taxes.

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

                                           Three months ended   Six months ended
                                                June 30             June 30
                                            ---------------     ---------------
                                             1998      1997      1998      1997
                                            -----     -----     -----     -----
REVENUE:
   Product sales                             72.3%     67.7%     72.0%     68.8%
   Service fees                              27.7      32.3      28.0      31.2
                                            -----     -----     -----     -----
      Total revenue                         100.0     100.0     100.0     100.0
                                            -----     -----     -----     -----

GROSS PROFIT:
   Product sales                             67.0      68.3      68.1      69.4
   Service fees                              35.8      32.4      35.8      31.3
                                            -----     -----     -----     -----
      Total gross profit                     58.4      56.7      59.1      57.5
                                            -----     -----     -----     -----

OPERATING EXPENSES:
   Sales and marketing                       33.1      37.4      34.4      36.8
   Engineering and development               16.4      21.7      17.1      19.0
   General and administrative                 5.1       6.2       4.8       5.5
                                            -----     -----     -----     -----
      Total operating expenses               54.6      65.3      56.3      61.3
                                            -----     -----     -----     -----
INCOME (LOSS) FROM OPERATIONS                 3.8      (8.6)      2.8      (3.8)
   Other income                                .4       1.9        .3       2.0
                                            -----     -----     -----     -----
INCOME (LOSS) BEFORE INCOME TAXES             4.2      (6.7)      3.1      (1.8)
   Provision (benefit) for income taxes       1.6      (2.5)      1.2       (.7)
                                            -----     -----     -----     -----
NET INCOME (LOSS)                             2.6%     (4.2)%     1.9%     (1.1)%
                                            =====     =====     =====     =====

REVENUE

The Company's revenue primarily includes the licensing, sale and support of products for high performance enterprise networking and connectivity, enterprise access and enterprise information management and recovery that integrates traditional legacy data processing systems with open systems to create enterprise-wide networks.

Revenue from product sales in the second quarter and first half of 1998 totaled $24.2 million and $46.5 million, respectively, increases of 73% and 59%, respectively, when compared to the same periods of 1997. Revenue from the Company's networking products increased 59% and 53%, respectively, when compared to the second quarter and first half of 1997. Channelink products sales for the second quarter and first half of 1998 were up 18% and 22%, respectively, when compared to the same periods of 1997. The remaining increase in revenue from networking product sales can be attributed to the Company's new UltraNet products which were not generally available during the first half of 1997. The higher levels of Channelink and UltraNet product sales are being driven by customer requirements for disk mirroring and other Storage Area Networking (SAN) applications.

Revenue from the Company's Internet Solutions products for the second quarter and first half of 1998 increased 189% and 93%, respectively, when compared to the same periods of 1997, primarily due to the acquisition of the Internet Solutions Division from Apertus Technologies, Inc. in the fourth quarter of 1997.

Revenue from service fees, which primarily reflects maintenance, professional services and network reconfiguration services from the Company's technical support and systems consulting personnel, for the second quarter and first half of 1998 increased 39% and 37%, respectively, when compared to the same periods of 1997. The increase in service revenue is primarily due to the Apertus acquisition and new incremental revenue generated from the sale of professional services to our networking products customers. In addition, our installed base continues to grow which adds to our service revenue.

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

GROSS PROFIT

For the second quarter and first half of 1998, the gross profit margins from products sales were 67% and 68%, respectively, as compared to 68% and 69%, respectively, for the same periods of 1997. The fluctuation in the gross profit margin between the periods is primarily due to variability in the product mix. Actual gross profit margins from product sales for the balance of 1998 will depend on a number of factors, including the mix of products sold, market acceptance of the Company's new products, the relative amount of products sold through alternate sales channels and the level of continuing price competition.

For the second quarter and first half of 1998, gross profit margins from service fees were 36%, as compared to 32% and 31%, respectively, for the same periods of 1997. The improvement in gross margins from services is attributable to the growing installed base of customers which allows the Company to better leverage its service organization and new professional services revenue which offers a higher gross margin than the Company's traditional services business. In addition, gross profit margins from services generated by the Internet Solutions Division acquired from Apertus Technologies, Inc. have historically been higher than the Company's service margin. The Company believes that any improvements resulting from economies of scale in the second half of 1998 will be offset by additional investments the Company expects to make in its service business to support new product introductions, including the Company's new UltraNet products.

OPERATING EXPENSES

Sales and marketing expenses for the second quarter and first half of 1998 increased 43% and 42%, respectively, when compared to the same periods of 1997. The increase in sales and marketing expense for 1998 when compared to 1997 is attributable to increases in compensation, travel, and other expenses associated with the expansion of the Company's sales organization resulting primarily from the Internet Solutions Division acquisition. Commission expense for 1998 was also higher when compared to 1997 due to the higher level of sales.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense for the second quarter and first half of 1998 increased 22% and 37%, respectively, when compared to the same periods of 1997. The increase was primarily due to costs associated with continued development of new products, including the Company's new UltraNet family of products which generated revenue of $4.1 million and $6.6 million for the second quarter and first half of 1998, respectively. The increase can also be attributed to the expansion of the engineering organization due to the Internet Solutions Division acquisition. Engineering and development expenses during the second quarter and first half of 1998 and 1997 ranged from 16% to 22% of total revenue. The Company anticipates investing between 15% and 20% of total revenue on engineering and development in 1998, which includes investments in current and future products. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue.

General and administrative expenses for the second quarter and first half of 1998 increased 33% when compared to the same periods of 1997, primarily due to increases in compensation and other employee related costs. General and administrative expenses during the second quarter and first half of 1998 ranged from 5% to 6% of total revenue.

Interest income for the second quarter and first half of 1998 decreased by $.3 million and $.7 million, respectively, when compared to the same periods of 1997, due to lower balances of cash and marketable securities resulting from the Company's common stock repurchase program and acquisition of the Internet Solutions Division.

The Company recorded a provision for income taxes at an effective rate of approximately 38% for the second quarter and first half of both 1998 and 1997.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases and cash generated from operations.

Cash, cash equivalents, and marketable securities at June 30, 1998, totaled $11.7 million, an increase of $.9 million during the first six months of 1998. The Company's operating activities generated cash of $6.3 million and proceeds from the issuance of common stock, primarily resulting from the employee stock purchase plan, generated cash of $.5 million. Expenditures for new capital equipment, field support spares and purchased technology aggregated $4.7 million and payments for common stock repurchases were $1.2 million.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to invest aggressively in productivity tools for its employees and in its field support spares. As of June 30, 1998, the Company had repurchased 1.7 million shares of its common stock for approximately $7.9 million pursuant to a prior authorization from the Company's board of directors for the repurchase of up to
2.0 million shares of common stock.

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

                           PART II. OTHER INFORMATION

Item 1-3.    None

Item 4.      Submission of matters to a Vote of Security Holders

             (a)   The Annual Meeting of Shareholders was held on May 19, 1998

             (b)   Elected as Directors of the Company

                   Thomas G. Hudson
                   Erwin A. Kelen
                   Lawrence Perlman
                   John A. Rollwagen
                   Patrick W. Gross

             (c)   Matters voted upon

                                                     Affirmative          Negative                     Broker
                                                       Votes               Votes          Abstain     Non-Votes
                                                     -----------          --------        -------     ---------
                   1.   Election of Directors

                        Thomas G. Hudson             18,126,804            654,650            0           0
                        Erwin A. Kelen               18,129,454            652,000            0           0
                        Lawrence Perlman             17,646,932          1,134,522            0           0
                        John A. Rollwagen            18,129,321            652,133            0           0
                        Patrick W. Gross             18,018,491            762,963            0           0

                   2.   To amend and restate
                        the 1992 Stock Award
                        Plan to, among other
                        things, increase the
                        number of shares
                        authorized by 800,000        16,615,152          1,952,386      213,916            0

                   3.   To amend the 1992
                        Employee Stock Purchase
                        Plan to increase
                        the number of shares
                        authorized for issuance
                        by 300,000                   17,430,731          1,199,272      151,451            0


                   4.   To ratify and approve
                        the appointment of KPMG
                        Peat Marwick LLP as
                        independent Auditors
                        for the year ending
                        December 31, 1998.           18,474,936            180,636      125,882            0

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits filed herewith.

                    3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

                    3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and to
                         Exhibit 3.1 to current report on Form 8-K dated July 29, 1998.)

                    4. Rights Agreement between the Company and Chase-Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998.)

                    10A. Amended 1992 Stock Award Plan (Incorporated by
                         reference to Exhibit 99 Form S-8 Registration Statement No. 333-59949)

                    10B. Amended 1992 Employee Stock Purchase Plan (Incorporated
                         by reference to Exhibit 99 Form S-8 Registration Statement No. 333-59947)

                    11. Statement Re: Computation of Net Income (Loss) per Basic and Diluted Share.

                    27.  Financial Data Schedule.

               (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)





Date:  August 12, 1998                 By:   /s/ Gregory T. Barnum
                                           -------------------------------
                                           Gregory T. Barnum
                                           Chief Financial Officer
                                           (Principal financial officer)

                                       By:   /s/ Jeffrey A. Bertelsen
                                           -------------------------------
                                           Jeffrey A. Bertelsen
                                           Corporate Controller and Treasurer
                                           (Principal accounting officer)

                                  EXHIBIT INDEX



3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and to Exhibit 3.1 to current report on Form 8-K dated July 29, 1998.)

4. Rights Agreement between the Company and Chase-Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998.)

10A. Amended 1992 Stock Award Plan (Incorporated by reference to Exhibit 99 Form
     S-8 Registration Statement No. 333-59949)

10B. Amended 1992 Employee Stock Purchase Plan (Incorporated by reference to
     Exhibit 99 Form S-8 Registration Statement No. 333-59947)

11.  Statement Re: Computation of Net Income (Loss) per Basic
     and Diluted Share . . . . . . . . . . . . . . . . . . .Electronically Filed

27.  Financial Data Schedule . . . . . . . . . . . . . . . .Electronically Filed