Form 10-Q
period 1998-09-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1998-11-13
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO __________________


                         COMMISSION FILE NUMBER: 0-13994


                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                     ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Minnesota                              41-1356476
   ------------------------          ------------------------------------
   (State of Incorporation)          (I.R.S. Employer Identification No.)

      605 North Highway 169, Minneapolis, Minnesota         55441
      ---------------------------------------------         -----
         (Address of principal executive offices)         (Zip Code)


                        Telephone Number: (612) 797-6000
                        --------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes  [X]   No  [ ]

As of October 26, 1998 the registrant had 22,120,642 shares of $.01 par value common stock issued and outstanding.

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


            Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997 ...............................................3

            Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 ........................4

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1998 and 1997................................5

            Notes to Consolidated Financial Statements ........................6


  Item 2.   Management's Discussion and Analysis of

              Results of Operations ...........................................8
              Financial Condition ............................................11

PART II.    OTHER INFORMATION ................................................14

  Item 1-5. None

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES ...................................................................15

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       SEPTEMBER 30  December 31
                                                           1998          1997
                                                       ------------  -----------
ASSETS                                                  (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                              $ 10,357    $  4,790
    Marketable securities                                     1,237       6,034
    Receivables, net                                         28,988      32,752
    Inventories                                              17,242      12,322
    Deferred tax asset                                        2,284       2,284
    Other current assets                                      1,593       1,377
                                                           --------    --------
        Total current assets                                 61,701      59,559

Property and equipment, net                                  14,485      14,501
Field support spares, net                                     3,719       3,589
Deferred tax asset                                            3,823       3,823
Goodwill and other tangibles, net                             3,657       3,530
Other assets                                                    369         485
                                                           --------    --------
                                                           $ 87,754    $ 85,487
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  9,337    $  7,656
    Accrued liabilities                                      12,114      12,135
    Deferred revenue                                          7,509       9,207
    Current installments of obligation under capital lease      189         181
                                                           --------    --------
        Total current liabilities                            29,149      29,179

Obligation under capital lease, less current installments       543         701
                                                           --------    --------
        Total liabilities                                    29,692      29,880
                                                           --------    --------

Shareholders' equity:
    Preferred stock, authorized 1,000 shares;
        none issued and outstanding                            --          --
    Common stock, $.01 par value; authorized
        30,000 shares, issued and outstanding
        22,099 at September 30, 1998 and
        22,195 at December 31, 1997                             221         222
    Additional paid-in capital                               53,941      54,439
    Unearned compensation                                      (222)        (35)
    Retained earnings                                         4,450       1,412
    Cumulative translation adjustment                          (328)       (431)
                                                           --------    --------
        Total shareholders' equity                           58,062      55,607
                                                           --------    --------
                                                           $ 87,754    $ 85,487
                                                           ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                        Three months ended      Nine months ended
                                           September 30            September 30
                                       --------------------    --------------------
                                         1998        1997        1998        1997
                                       --------    --------    --------    --------
REVENUE:
  Product sales                        $ 23,380    $ 16,846    $ 69,906    $ 46,042
  Service fees                            9,630       6,964      27,736      20,211
                                       --------    --------    --------    --------
      Total revenue                      33,010      23,810      97,642      66,253
                                       --------    --------    --------    --------

COST OF REVENUE:
  Cost of product sales                   8,089       5,508      22,935      14,450
  Cost of service fees                    6,037       4,577      17,672      13,674
                                       --------    --------    --------    --------
      Total cost of revenue              14,126      10,085      40,607      28,124
                                       --------    --------    --------    --------

GROSS PROFIT                             18,884      13,725      57,035      38,129
                                       --------    --------    --------    --------

OPERATING EXPENSES:
  Sales and marketing                     9,827       8,039      32,045      23,656
  Engineering and development             4,843       4,188      15,905      12,243
  General and administrative              1,604       1,292       4,694       3,622
                                       --------    --------    --------    --------
      Total operating expenses           16,274      13,519      52,644      39,521
                                       --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS             2,610         206       4,391      (1,392)
                                       --------    --------    --------    --------

OTHER INCOME (EXPENSE):
  Interest income                            75         392         275       1,316
  Interest expense                          (15)        (23)        (66)        (39)
  Other, net                                185          23         250         (55)
                                       --------    --------    --------    --------
      Other income                          245         392         459       1,222
                                       --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES         2,855         598       4,850        (170)

PROVISION (BENEFIT) FOR INCOME TAXES      1,056         225       1,812         (62)
                                       --------    --------    --------    --------

NET INCOME (LOSS)                      $  1,799    $    373    $  3,038    $   (108)
                                       ========    ========    ========    ========


BASIC:
NET INCOME (LOSS) PER SHARE            $    .08         .02         .14        (.00)
                                       ========    ========    ========    ========
SHARES                                   22,110      22,674      22,090      22,920
                                       ========    ========    ========    ========

DILUTED:
NET INCOME (LOSS) PER SHARE            $    .08         .02         .14        (.00)
                                       ========    ========    ========    ========
SHARES                                   22,554      22,812      22,321      22,920
                                       ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Nine months ended
                                                              September 30
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
OPERATING ACTIVITIES:
    Net income (loss)                                     $  3,038    $   (108)
    Depreciation and amortization                            6,654       5,192
    Compensation expense                                        97          --

CHANGES IN OPERATING ASSETS AND LIABILITIES
    Receivables                                              3,764        (363)
    Inventories                                             (4,920)     (2,178)
    Other current assets                                      (216)          6
    Accounts payable                                         1,681       2,328
    Accrued liabilities                                        (21)     (1,095)
    Deferred revenue                                        (1,698)      2,390
                                                          --------    --------
         Cash provided by operating activities               8,379       6,172
                                                          --------    --------

INVESTING ACTIVITIES:
    Additions to property and equipment                     (4,561)     (4,728)
    Additions to purchased technology                         (538)         --
    Additions to field support spares                       (1,796)     (1,243)
    Net redemptions of marketable securities                 4,797      11,949
    Other                                                      116      (1,073)
                                                          --------    --------
        Cash (used in) provided by investing activities     (1,982)      4,905
                                                          --------    --------

FINANCING ACTIVITIES:
    Principal payments under capital lease obligation         (150)        (63)
    Proceeds from issuance of common stock                     666         474
    Payments for repurchase of common stock                 (1,449)     (6,020)
                                                          --------    --------
          Cash used in financing activities                   (933)     (5,609)
                                                          --------    --------

Effects of exchange rate changes                               103        (232)
                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,567       5,236

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              4,790       4,847
                                                          --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 10,357    $ 10,083
                                                          ========    ========

NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property acquired under capital lease                   $     --    $    989
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

(2)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                (In Thousands)
                                        SEPTEMBER 30        December 31
                                            1998               1997
                                        ------------        -----------
         Components and subassemblies   $      9,722        $     6,572
         Work in process                       2,345              1,657
         Finished goods                        5,175              4,093
                                        ------------        -----------
                                        $     17,242        $    12,322
                                        ============        ===========


(3)  NET INCOME (LOSS) PER SHARE

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which the Company adopted as of December 31, 1997. Under SFAS No. 128, basic net income (loss) per share is computed based on the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Diluted net loss per share excludes potential dilutive shares of common stock due to their anti-dilutive effect. Potential dilutive shares of common stock include stock options which have been granted to employees and directors, and awards under the employee stock purchase plan. SFAS No. 128 also requires restatement of net income (loss) per share amounts for all periods presented.

(4)  COMMON STOCK REPURCHASE

On March 10, 1997, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As of September 30, 1998, the Company had repurchased 1,745,436 shares of its common stock pursuant to this authorization for approximately $8,135,000.

(5)  COMPREHENSIVE INCOME

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive income" (SFAS No. 130). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. This item is separately displayed in the shareholders' equity section of the balance sheet. For the three and nine months ended September 30, 1998, comprehensive net income was $1,735,000 and $2,973,000, respectively, reductions of $64,000 and $65,000, respectively, due to the effect of foreign currency translation adjustments, net of income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Operations of the Company. (All amounts are expressed as a percentage of total revenue except gross profit which is expressed as a percentage of the related revenue.)
                                       Three months ended  Nine months ended
                                           September 30      September 30
                                          --------------    --------------
                                           1998     1997     1998     1997
                                          -----    -----    -----    -----
REVENUE:
   Product sales                           70.8%    70.8%    71.6%    69.5%
   Service fees                            29.2     29.2     28.4     30.5
                                          -----    -----    -----    -----
      Total revenue                       100.0    100.0    100.0    100.0
                                          -----    -----    -----    -----

GROSS PROFIT:
   Product sales                           65.4     67.3     67.2     68.6
   Service fees                            37.3     34.3     36.3     32.3
                                          -----    -----    -----    -----
      Total gross profit                   57.2     57.6     58.4     57.6
                                          -----    -----    -----    -----

OPERATING EXPENSES:
   Sales and marketing                     29.8     33.8     32.8     35.7
   Engineering and development             14.7     17.6     16.3     18.5
   General and administrative               4.8      5.4      4.8      5.5
                                          -----    -----    -----    -----
      Total operating expenses             49.3     56.8     53.9     59.7
                                          -----    -----    -----    -----
INCOME (LOSS) FROM OPERATIONS               7.9       .8      4.5     (2.1)
   Other income                              .7      1.7       .5      1.8
                                          -----    -----    -----    -----
INCOME (LOSS) BEFORE INCOME TAXES           8.6      2.5      5.0      (.3)
   Provision (benefit) for income taxes     3.2       .9      1.9      (.1)
                                          -----    -----    -----    -----
NET INCOME (LOSS)                           5.4%     1.6%     3.1%     (.2)%
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

Revenue from product sales totaled $23,380,000 and $69,906,000 for the three and nine months ended September 30, 1998, respectively, increases of 39% and 52%, respectively, when compared to the same periods of 1997. Sales increases for both the Company's networking and Internet Solutions products contributed to the revenue growth noted above.

Revenue from the Company's networking products increased 26% and 44% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase in networking products revenue is primarily attributed to the Company's new UltraNet products which were not generally available until the third quarter of 1997. The higher levels of UltraNet sales are being driven by customer acceptance of the Company's new UltraNet technology which enables disk mirroring and other Storage Area Networking (SAN) applications. The Company's SAN market direction is supported by customer requirements to consolidate servers for improved efficiency and to improve information availability. The increase in UltraNet product revenue for the three months ended September 30, 1998 was partially offset by an 11% decrease in Channelink product sales, due in part to the release of additional enhancements and features for the UltraNet product line. Channelink product sales for the nine months ended September 30, 1998 were up 11% when compared to the same period of 1997.

Revenue from the Company's Internet Solutions products increased 102% and 96% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997, primarily due to the acquisition of the Internet Solutions Division from Apertus Technologies Inc. in the fourth quarter of 1997.

Revenue from service fees, which primarily reflects maintenance, professional services and network reconfiguration services from the Company's technical support and systems consulting personnel, increased 38% and 37% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase in service revenue is primarily due to the Internet Solutions Division acquisition and new incremental revenue generated from the sale of professional services to the Company's networking products customers.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations.


GROSS PROFIT

For the three and nine months ended September 30, 1998, gross profit margins from product sales were 65% and 67%, respectively, as compared to 67% and 69%, respectively, for the same periods of 1997. The decrease in gross margins for 1998 is primarily attributable to the increase in UltraNet revenue, which has a slightly lower gross margin than the Company's traditional Channelink products during the product introduction period. Actual gross profit margins from product sales for the balance of 1998 will depend on a number of factors, including the mix of products sold, market acceptance of the Company's new products, the relative amount of products sold through alternate sales channels and the level of continuing price competition.

For the three and nine months ended September 30, 1998, gross profit margins from service fees were 37% and 36%, respectively, as compared to 34% and 32%, respectively, for the same periods of 1997. The improvement in gross margins from services is attributable to the growing installed base of customers which allows the Company to better leverage its service organization and new professional services revenue which offers a higher gross margin than the Company's traditional service business. In addition, gross margins from services generated by the Internet Solutions Division have historically been higher than the Company's service margin.

OPERATING EXPENSES

Sales and marketing expenses increased 22% and 35% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase in sales and marketing expense for 1998 when compared to 1997 is attributable to increases in compensation, travel and other expenses associated with the expansion of the Company's sales organization, primarily resulting from the Internet Solutions Division acquisition. The increase in commission expense for 1998 when compared to 1997 is also due to the higher level of sales.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense increased 16% and 30% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase was primarily due to the costs associated with continued development of new products, including the Company's new UltraNet family of products which generated revenues of $6,649,000 and $13,285,000 for the three and nine months ended September 30, 1998, respectively. The increase can also be attributed to the expansion of the engineering organization due to the Internet Solutions Division acquisition. Engineering and development expenses during the three and nine months ended September 30, 1998 and 1997 ranged from 15% to 19% of total revenue. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue.

General and administrative expenses increased 24% and 30% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase is primarily due to increases in compensation and other employee related costs required to support the higher levels of revenue in 1998. General and administrative expenses during the three and nine months ended September 30, 1998 and 1997 were approximately 5% of total revenue.

Interest income for the three and nine months ended September 30, 1998 decreased by $300,000 and $1,000,000, respectively, when compared to the same periods of 1997. The decrease was due to lower available balances of cash and marketable securities resulting from the Company's common stock repurchase program and acquisition of the Internet Solutions Division.

The Company recorded a provision for income taxes at an effective rate ranging from 36% to 38% for the three and nine months ending September 30, 1998 and 1997.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital equipment leases and cash generated from operations.

Cash, cash equivalents, and marketable securities at September 30, 1998, totaled $11,594,000, an increase of $770,000 during the first nine months of 1998. The Company's operating activities generated cash of $8,379,000 and proceeds from the issuance of common stock, primarily resulting from the employee stock purchase plan, generated cash of $666,000. Expenditures for new capital equipment, field support spares and purchased technology aggregated $6,895,000 and payments for common stock repurchases were $1,449,000.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company plans to invest aggressively in productivity tools for its employees and in its field support spares. As of September 30, 1998, the Company had repurchased 1,745,436 shares of its common stock for approximately $8,135,000 pursuant to a prior authorization from the Company's board of directors for the repurchase of up to 2,000,000 shares of common stock.

The Company believes that its current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flow from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1999.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


YEAR 2000

The Company is aware of the issues relating to the Year 2000 and is currently assessing the impact that Year 2000 issues will have on its business. The Company has also initiated corrective action with respect to certain Year 2000 issues uncovered during its assessment. The following information outlines the current status of the Company's plans regarding the Year 2000 problem.


Company State of Readiness

The Company has established a cross functional team that has been charged with assessing the Company's Year 2000 readiness and identifying Year 2000 related issues that could impact the Company's business. The activities include a review of all Year 2000 issues relating to the Company's internal business systems, products and third party suppliers and vendors.

The Company is currently assessing its internal information systems to determine if they will meet the needs of the Company into and beyond the Year 2000. Based on this assessment, the Company has determined that one of its primary internal business systems is not Year 2000 compliant. The Company believes that a new business system will improve productivity and also allow it to meet the processing requirements of the Year 2000. The Company anticipates that it will spend up to $3 million for hardware, software and services to acquire and implement a new Year 2000 compliant business system. The Company presently anticipates that the new system will be fully operational and ready for use in January 1999. The cost relating to the Company's old non-compliant business system will be fully depreciated by the end of 1998. The Company is continuing to test and assess its other internal information and business systems to ensure Year 2000 compliance. The Company presently believes that its other systems are Year 2000 compliant.

The primary purpose of the Company's products is to carry data between systems. The Company defines Year 2000 readiness for its products to mean that, as a result of date transition relating to the Year 2000, its products will not: 1) fail in their task of transmitting data, or 2) corrupt the data stream that they carry. As a result of the Company's activities to assess the Year 2000 readiness of its products, the Company has determined that certain third party software imbedded in its products is not Year 2000 compliant. The Company is currently implementing a program that will correct this deficiency by July 1, 1999. A secondary issue relates to the cosmetic appearance of displays and status reports produced by the Company's products. The Company's products utilize dates for logging alerts, messages, and displays and reporting on network traffic. These functions are ancillary to the products' primary operation of data transmission, and therefore are excluded from the Company's definition of Year 2000 readiness. The Company is committed to making displays and reports from its products clear and accurate. The Company tested its products for appearance anomalies at the same time it tested its products for Year 2000 readiness. The dates presented in certain versions of the Company's software products are shown as two digits or contain other report anomalies. The appearance related anomalies have been or will be corrected in subsequent versions of the Company's products that are scheduled to ship prior to the year 2000. The Company does not presently anticipate that it will incur significant extra expense relating to Year 2000 testing or product modification.

The Company is also conducting an assessment of its key vendors and suppliers to ensure that no interruption of material, service or product functionality occurs due to Year 2000 date transitions. The Company's assessment is ongoing and a completion date has not been identified. However, the Company does believe that alternate vendors could be utilized to replace the products and services that are currently provided by its key suppliers and vendors. Based on the assessment activities completed to date, the Company does not believe that it will incur significant extra expense relating to the Year 2000 readiness issues of its key vendors and suppliers.

Year 2000 Related Risks

The Company presently does not expect that it will incur significant extra expense relating to the Year 2000 issue, other than the cost associated with the acquisition and implementation of the new business system noted above. The Company believes that the risk relative to successful implementation of a new business system by the Year 2000 is minimal. A worst case scenario relative to the Year 2000 issue would be the discovery of additional Year 2000 product deficiencies that require significant extra time and expense to correct. In addition, a critical Year 2000 deficiency by a key supplier, coupled with a failure to locate a suitable alternative source of supply, could have a material impact on the Company's business.


Contingency Plans

While the Company does not believe that its possible to develop a remediation plan for the worst case Year 2000 risks noted above, it is attempting to mitigate the risks by continuing to test and assess its products, and the products and services of its key suppliers and vendors, for Year 2000 readiness. In addition, the Company continually works to identify suitable alternative sources of supply for key products and services in order to mitigate the risks relative to the Year 2000 and other business interruption issues.


New European Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro, a new European currency, and to adopt the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. The Euro Conversion may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

The Company has also begun to analyze which of its internal systems will need to be modified to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.


FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements". All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements. The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expense, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1999. The expected timing and expense associated with addressing certain Year 2000 issues are subject to the risks noted above.

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

               3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and Exhibit 3.1 to current report on Form 8-K dated July 29, 1998.)

               4. Rights Agreement between the Company and Chase-Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to
                    Exhibit 1 to Form 8-A dated July 29, 1998.)

               10A. Building Lease by and between Opus Northwest, L.L.C., and
                    Computer Network Technology Corporation.

               11. Statement Re: Computation of Net Income (Loss) per Basic and Diluted Share.

               27.  Financial Data Schedule.

          (b) The Company filed a Form 8-K on July 29, 1998 in connection with the adoption of a shareholder rights plan for the purchase of preferred shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.




                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)





Date:  November 13, 1998               By: /s/ Gregory T. Barnum
                                           ----------------------
                                       Gregory T. Barnum
                                       Chief Financial Officer
                                       (Principal financial officer)

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

10A.     Building lease by and between Opus Northwest, L.L.C. and Computer
         Network Technology Corporation.....................Electronically Filed

11.      Statement Re: Computation of Net Income (Loss) per Basic and Diluted
         Share............................................. Electronically Filed

27.      Financial Data Schedule........................... Electronically Filed