Form 10-K405
period 1998-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1999-03-31
CIK 701319

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ---------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER: 0-13994

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             MINNESOTA                                  41-1356476
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  605 NORTH HIGHWAY 169, MINNEAPOLIS,
               MINNESOTA                                   55441
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                (612) 797-6000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of February 28, 1999 was approximately $262,763,000 based on a closing price of $11.875 per share as reported by the Nasdaq National Market on such date.

As of February 28, 1999, Registrant had 22,545,533 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Computer Network Technology Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999 are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                    PART 1
Item 1.   Business..................................................................................     1
             Overview...............................................................................     1
             Markets................................................................................     3
             Products...............................................................................     5
             Customer Services......................................................................     9
             Marketing and Sales....................................................................     9
             Revenue Recognition Policy.............................................................    10
             Engineering and Development............................................................    10
             Manufacturing and Suppliers............................................................    11
             Competition............................................................................    12
             Intellectual Property Rights...........................................................    12
             Employees..............................................................................    13
Item 2.   Properties................................................................................    14
Item 3.   Legal Proceedings.........................................................................    14
Item 4.   Submission of Matters to Vote of Security Holders.........................................    14
Item 4.A  Executive Officers of the Company.........................................................    15

                                                 PART II

Item 5.   Market for the Registrant's Securities and Related Shareholder Matters....................    18
Item 6.   Selected Consolidated Financial Information...............................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....    18
Item 7.A  Quantitative and Qualitative Disclosures about Market Risk................................    18
Item 8.   Consolidated Financial Statements and Supplementary Data..................................    18
Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure....................    18

                                                 PART III

Item 10.  Directors and Executive Officers..........................................................    19
Item 11.  Executive Compensation....................................................................    19
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    19
Item 13.  Certain Relationships and Related Transactions............................................    19

                                                  PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.............    20

SIGNATURES..........................................................................................    26

PART I

ITEM 1.  BUSINESS

OVERVIEW

Computer Network Technology Corporation ("CNT" or the "Company") designs, manufactures, markets and supports a range of hardware and software products for Storage Area Networking (SAN), Enterprise Application Integration (EAI) and business process automation solutions for large, business-critical networks and enterprise applications. These products are or will be marketed by CNT under the UltraNet(R), Channelink(R), FileSpeed(TM), Enterprise/Connect, Enterprise/Access, and Process Dynamics trade names.

CNT's Networking Solutions Division provides products and services that offer high speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage, disk mirroring, disaster recovery and data migration. The UltraNet, Channelink and FileSpeed family of products offered by the Networking Solutions Division create high-speed, wide area enterprise networks that connect traditional data centers to peripherals
and remote users by integrating open systems with traditional mainframes.   The
ability to move and share data among diverse servers, storage systems and traditional mainframes allows data centers to enable access to stored mission-critical information, and full business recovery in case of disasters.

CNT's Enterprise Integration Solutions Division provides products and services that integrate legacy systems, client/server and internet technologies with frameworks, new environments or packaged applications. CNT's Enterprise/Connect family of products enable desktop computer and terminal users operating different networking protocols (i.e. TCP/IP and SNA) to share the same physical networks and to access applications and data on different types of mainframe and open systems servers. The Enterprise/Access family of products provides access from the Internet or an Intranet to mainframe databases and applications, including e-commerce and customer relationship management applications. The acquisition of IntelliFrame in December 1998 (see notes to the consolidated financial statements) expand CNT's capabilities in the enterprise application market, including new tools that manage software development and deployment, network communications, business logic and process workflow. In 1999, CNT intends to complete development of the Process Dynamics product line acquired in connection with the December 1998 acquisition of IntelliFrame Corporation.

CNT markets its products and services worldwide to end users, system integrators, and value-added resellers through a direct sales force and a network of authorized distributors. Select hardware and software products are also remarketed by original equipment manufacturers ("OEMs") under other trade names.

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

Certain statements included in this Form 10-K constitute "forward-looking statements," including the dates of general availability and planned features for new products. All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The timely completion of required engineering activities and unforeseen technological barriers and expense, as well as the factors listed in Management's Discussion and Analysis of Financial Condition and Results of Operations, may cause the Company's actual results to be materially different from those set forth in any such forward-looking statements.

MARKETS

CNT is a leading provider of solutions for SAN, Channel Networking, SNA
Connectivity and EAI solutions.   Products and services offered by CNT
seamlessly integrate a heterogeneous mix of technology, architectures, vendors and communication standards that allow enterprises to preserve their investments in traditional mainframe data processing systems and today's open systems to create enterprise-wide networks and Intranets.

NETWORKING SOLUTIONS
--------------------

The Company's Networking Solutions Division is primarily focused on two key markets, SAN and Channel Networking. The Company's SAN related product revenue increased to $31.9 million in 1998 from $6.6 million in 1997. Channel Networking product revenue decreased to $43.1 million in 1998 from $49.5 million in 1997.

A SAN is a high-speed network that establishes a direct connection between storage devices, thereby externalizing storage from the server and allowing information to be shared among multiple `host' servers without affecting performance of the primary network. SAN's are currently used to connect shared storage arrays, cluster servers for failover, interconnect mainframe disk or tape resources to distributed network servers and clients, and create parallel
or alternate data paths for  high performance computing environments.   With SAN
architecture, data becomes more accessible to users anywhere on the network, and different kinds of storage resources can be shared among different applications and servers. A SAN bypasses traditional network bottlenecks and supports direct, high-speed transfer in three ways: server-to-storage, server-to-server,
and storage-to-storage.   Applications that benefit significantly from SANs
include backup and restore, archiving and retrieval, data migration, database mirroring and shared data.

Channel Networking facilitates data center consolidation and centralization, data center load balancing and remote high-speed digital printing and imaging which enables certain input and output peripherals to be more conveniently housed with geographically dispersed regional customer operations.
Increasingly, these new solutions are being constructed by customers in conjunction with business process changes being driven for cost efficiencies, improved customer services, or the penetration of new markets with new services. Reducing the total number of data centers while interconnecting the remaining centers for stability and workload sharing has extended the life of legacy systems while deferring costly investments in these centers as new, distributed computing systems are brought online.

CNT's Ultranet, Channelink and FileSpeed products enable construction of highly scalable local or remote SANs for transparent connection between open systems and mainframes. The Company's products enable users to access all information across all platforms and provide the any-to-any-to-anywhere connections (hosts, servers, and peripherals) that make true seamless integration possible. The Company's UltraNet and Channelink products also facilitate Channel Networking applications by enabling data centers and remotely located peripherals to communicate over wide areas without significant degradation of performance.

ENTERPRISE INTEGRATION SOLUTIONS
--------------------------------

The Company's Enterprise Integration Solutions Division is primarily focused on the SNA Connectivity and EAI markets. The Company experienced a significant increase in the sale of products related to both the SNA Connectivity and EAI markets in 1998 due to the October 1997 acquisition of the Internet Solutions
Division of Apertus Technologies, Inc. (ISD).   Revenue from the sale of
Enterprise Integration products increased 62 percent in 1998, including a 528 percent increase in revenue from the sale of EAI products. A single transaction with a tier one systems integrator accounted for 60 percent of the increase in EAI product revenue.

The SNA Connectivity market is characterized by the need to provide application access over open networks, including the need to connect SNA devices to SNA applications, SNA devices to open systems applications, TCP/IP clients to SNA applications and SNA device emulation for open systems desktop computers.
While performing 3270 and 5250 emulation using personal computers has been available since 1983, these systems continue to limit efficient growth by requiring proprietary dedicated SNA networks. Similarly, even after several years of migration from legacy data bases to client-server application architectures, practical and operational limits require that mainframe-based data remain resident in centralized "Information Warehouses." CNT serves this market, which is represented by almost all of the 2,000 largest organizations world-wide, by linking personal computers to legacy mainframes in a fashion that reduces the number of physical mainframe connections required, replaces SNA with open TCP/IP protocols, and facilitates the combination and sharing of expensive data communication channels with voice and other data networks.

The EAI market is characterized by the need to integrate multiple independent and/or distributed applications into a single enterprise system. The ability to link information residing on older legacy applications with new business applications, and to make that information available to users via the Internet or Intranet, allows organizations to increase the value of information by making it available real-time and useable by key enterprise applications. Intelligent access to data integrated from multiple applications is the critical capability that supports customer relationship management (CRM) and electronic commerce (e-commerce). CRM represents the integration of information and applications that affect a company's customers, particularly sales, marketing and customer service.

An organization is able to improve the quality of its service delivery to customers by giving its employees and others real time and easy-to-use access to customer information from legacy applications. In addition, the ability to access information from legacy applications has allowed organizations to increasingly conduct more of their business via e-commerce over the Internet, thereby improving efficiency and lowering transaction costs.

CNT's Enterprise/Connect products address the SNA connectivity market by providing application access over open networks (e.g. SNA devices to SNA applications; SNA devices to open systems applications; and TCP/IP and Netware clients to SNA applications). CNT's Enterprise/Access and Process Dynamics products address the EAI market by providing a powerful set of tools for re-engineering legacy applications and the integration of multiple independent and/or distributed applications.

PRODUCTS

NETWORKING SOLUTIONS
---------------------

UltraNet
--------

CNT's UltraNet family of products offers superior price/performance for storage applications that are increasingly important in distributed enterprise networks and SANs. The UltraNet family includes both single-board and multi-slot chassis products that are driven and managed by UltraNet SAN Software residing at the core of the UltraNet family of products. UltraNet SAN software provides high-level functionality and management that is critical for meeting customers' growing requirements for SAN related product applications.

The UltraNet Storage Director (USD) is a multi-gigabit switching platform providing very high performance and scalable solutions that uniquely integrate channel technology, high-speed network technology and open systems hardware and software technology in a single platform. The USD offers an open architecture incorporating industry standard hardware, network protocols, management and operating software to provide a tightly integrated, fault-tolerant, and highly manageable platform for use in mission critical storage networking applications.

The USD is a multi-slot chassis product, driven and managed by UltraNet SAN Software for the operation, configuration and management of its central system components, mid-plane switch and system service monitors. In addition, application specific software grooms each configuration for the particular needs of the customer, including dynamic load leveling, data compression, error detection and recovery, pipelining and device prioritization.

The USD provides a high-performance SAN infrastructure with support for Fibre Channel, SCSI, and ESCON technology, along with interoperability between these differing channel architectures. The USD also leverages high-speed networks with support for ATM, T3/E3 and FDDI.

The USD switched mid-plane architecture supports multi-ported I/O interface processors, with the full bandwidth of each switch port available for each I/O processor. The USD offers hot-swappable components and full power redundancy to reduce down time.

The UltraNet Open Systems Director (OSD) is based on the same technical architecture as the USD. The OSD provides high performance and scalable networking solutions that allow SCSI and Fibre Channel technologies to be shared and intermixed in Windows NT and Unix open systems environments. The OSD extends the capabilities and advantages of SANs to open systems by providing a high performance SAN infrastructure with support for SCSI and Fibre Channel technologies, with interoperability between these differing channel architectures. The network capabilities of the OSD provide campus and wide-area options for traditionally direct-attached devices. High speed ATM/Sonet, Compressed T3/E3, and Point-to-Point Fibre combined with the OSD's multi-gigabit switch enables data transmissions at rated speeds over unlimited distances.

The UltraNet Storage Gateway (USG) and the UltraNet Open Systems Gateway (OSG) are single board entry level products that provide much of the same functionality and high performance of the USD and OSD products at a lower cost.

Channelink
----------

CNT's traditional product line has been the Channelink family of network processors and software for SAN and Channel Networking product applications. The Channelink product is focused on mainframe data center applications and is uniquely suited to support applications that involve bus-and-tag data channels and T1/E1 network interfaces. To support mission-critical wide area networks ("WANs'), Channelink networks can be configured with redundancy. CNT channel networks generally operate at "channel speed", which means end users may operate a number of periphreal devices concurrently and remotely at speeds comparable to speeds that would be achieved with direct local connections to the host.

Channelink software is based on a real-time distributed operating system to support a variety of concurrent device or channel interfaces and networking software tasks. Channelink enables protocol processing to be off-loaded from the host and permits peripheral devices that previously were not included in networks to be connected in enterprise-wide systems. Channelink products support widely used industry standard communication protocols, such as TCP/IP, and a number of de facto industry standard, device specific and peripheral interface data transfer protocols. Channelink products incorporate software drivers, network software functionality, error recovery functions, network management software, pipelining, data priority and, for many types of data transfer applications, application-specific software, to facilitate high speed communication of information with low application processor overhead and efficient, cost effective use of expensive, high bandwidth communication facilities.

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

FileSpeed
---------

FileSpeed is a software solution that is well positioned to solve key data sharing and backup/restore problems in both the open systems and enterprise environments. FileSpeed's Application Programming Interface (API) can be used to move database records between two heterogeneous databases even if one exists on a mainframe and the other on an open system (Unix or NT). FileSpeed has the ability to move data to/from open systems to mainframe disk or tape devices at high speeds and solves many problems encountered in backup and recovery at most enterprise sites.

FileSpeed works over both OS/390, ESCON and bus-and-tag channels and SCSI channels. It can be configured to provide multiple data paths between systems and data integrity features, such as, checkpoint/restart and CRCs. Thus, data is moved between a mainframe using an ESCON channel and an open system using a SCSI channel (direct ESCON connections are also supported) with its integrity constantly being monitored. Data rates over a single ESCON line have reached nearly 15MB/sec. Given its high speed and ability to interface with databases, many enterprises are interested in FileSpeed's capability to solve data movement problems in the data warehousing industry.

ENTERPRISE INTEGRATION SOLUTIONS
--------------------------------

Enterprise/Connect
------------------

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

Enterprise/Access
-----------------

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

With Enterprise/Access, users get the scalability, manageability, and security they need to easily extend corporate applications and data into new content-rich environments. Enterprise/Access is server-based and can easily be deployed on multiple, connected servers to support large networks. It supports a variety of standard protocols, insulating users from the communications details and eliminating the need to program communications code. Enterprise/Access enables users to easily encapsulate and extend the functionality of application systems. The Code Generator automatically and rapidly produces stored interfaces. Host screen changes are activated in production without having to modify or regenerate the interface code. Enterprise/Access has also been integrated with the leading Web development tools, including Java and CGI interfaces, and automatically generates C code and HTML templates. In addition, Enterprise/Access includes a 32-bit DLL and ActiveX library for integration into Windows-based GUI applications. Enterprise/Access has a graphical interface that supports centralized configuration, performance, and fault management, and operates behind the Web server and leverages any security schemes the Web clients use.

Process Dynamics is a new technology that was acquired as in-process research and development in connection with the acquisition of IntelliFrame Corporation in December 1998 (see note 4 to the consolidated financial statements). Process Dynamics manages software development and deployment, network communications, business logic and process workflow for large e-commerce and CRM applications. The Company anticipates that new products based on the capabilities of IntelliFrame will be available in mid-1999.

CUSTOMER SERVICES

The Company has developed a comprehensive support strategy designed to maximize quality and customer satisfaction. A high level of continuing customer service is integral to the Company's commitment to developing long-term, 100 percent satisfied, customer relationships. The Company supports the commitment of its employees to achieve this strategy through extensive training and the delegation of authority and responsibility. CNT's Networking Solutions Division offers technical support and professional services employees who are skilled in the design and support of SANs and Channel Networking applications. Similarly, CNT's Enterprise Integration Solutions Division offers technical support and professional services employees who are skilled in the design and support of SNA connectivity and EAI applications. CNT networks incorporate state-of-the-art technology for robust and dynamic routing to ensure continuous operations.

The Company's technical support and professional services groups for both the Networking and Enterprise Integration Solutions Divisions become involved with end users during initial presales activities by analyzing their requirements, developing proposed solutions, and providing project management guidance during implementation, or enhancement of the customer's enterprise-wide computing network.

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

MARKETING AND SALES

The Company, along with its subsidiaries, markets its products in the United States, Canada, the United Kingdom, France, Germany, Australia, Hong Kong and Japan primarily through a direct sales force. The Company markets its products in the countries noted above and throughout the rest of the world through Original Equipment Manufacturers, systems integrators, value-added resellers and independent distributors.

The Company derived approximately $45.2 million, $28.8 million, and $29.0 million, or 34 percent, 29 percent, and 30 percent, of its revenue from operations outside of the United States for the years ended December 31, 1998, 1997, and 1996, respectively. International operations are subject to various risks common to international businesses, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business internationally, and the need to comply with a wide variety of U.S. export and foreign import laws and regulations. No single customer accounted for more than 10% of the Company's revenue in 1998 or 1997. Sales to IBM and its multiple divisions accounted for 18% of the Company's total revenue in 1996. See note 13 to the Company's Consolidated Financial Statements for additional information regarding the Company's operations by geographic region and major customers.

The Company manufactures its products based on a schedule of forecasted orders. The Company's customers generally place orders for immediate delivery and generally not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, the Company believes that backlog is generally not meaningful for purposes of predicting its revenue for any fiscal period.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product revenue reported by the Company in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.

REVENUE RECOGNITION POLICY

Revenue from product sales is generally recognized by the Company upon shipment or signed customer acceptance depending on the terms of the contract or purchase order. Revenue from software license agreements with original equipment manufacturers (OEM) for redistribution to the OEM's customers is recognized when the OEM reports delivery of the software to their customer. Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period.

ENGINEERING AND DEVELOPMENT

The SAN, Channel Networking, SNA Connectivity and EAI markets are characterized by rapidly changing technology, new standards, and changing customer requirements. The Company believes that its long-term success in these markets depends upon its continuing ability to develop and integrate advanced network hardware and software technologies.

To meet the future demands of its customers, the Company expects to continue to:
(i) increase the compatibility and interoperability of its products with the products of other vendors; (ii) emphasize the flexible and modular architecture of its products to permit the introduction of new capabilities in a manner that can be used within existing networks and applications and to provide a framework for existing customers to incorporate and install new CNT products, features, and functions; (iii) continue to focus on providing sophisticated diagnostic support tools to help deliver both high network availability and, in the event of failure, rapid return to service; and (iv) develop additional products to meet the demands of its customers. Engineering and development expense was equal to 16% of CNT's total revenue in 1998, compared to 18% and 14% of total revenue in 1997 and 1996, respectively. The Company currently intends to continue to apply a significant portion of its resources to product enhancements and new product development for the foreseeable future.

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

COMPETITION

The SAN, Channel Networking, SNA Connectivity and EAI markets are characterized by rapidly advancing technology and evolving industry standards, resulting in frequent product and feature introductions and improvements in the relative price/performance of products. CNT competes with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources, and name recognition than those of the Company.

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

INTELLECTUAL PROPERTY RIGHTS

The Company relies on a combination of trade secret, copyright, patent, and trademark law, nondisclosure agreements, and technical measures to establish and protect its proprietary rights to its products. Such protection may not preclude competitors from developing products with features similar to the Company's products. Because of the rapid pace of technological change in the SAN, Channel Networking, SNA Connectivity and EAI markets, the Company believes that patent and copyright protection are less significant to the Company's competitive position than factors such as the effectiveness and quality of its support services; the knowledge, experience, and ability of its employees; and the frequency of product enhancements.

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

Because of the existence of a large number of patents in the SAN, Channel Networking, SNA Connectivity and EAI fields and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product infringes patent rights of others. The Company believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's consolidated financial position or results of operations; however, there can be no assurance in this regard.

EMPLOYEES

As of December 31, 1998, the Company had 601 full-time employees, including 67 full-time employees of its wholly-owned foreign subsidiaries. The Company considers its ability to attract and retain qualified employees and to motivate such employees to be essential to the future success of the Company. Competition for such highly skilled personnel is particularly intense in the computer and data communications industry, and no assurance may be given that the Company will continue to attract and retain qualified employees.

ITEM 2.  PROPERTIES

The Company's principal administrative offices, manufacturing, engineering, and development functions are located in leased facilities in the Minneapolis suburbs of Maple Grove and Plymouth, Minnesota. The Company has leased a new building, presently under construction in Plymouth Minnesota, for its principal administrative offices, manufacturing, engineering and development functions. The Company is scheduled to occupy the new building beginning in the fourth quarter of 1999. The Company also leases space in Westborough, Massachusetts, primarily related to the development and support of software products for its Enterprise Integration Solutions Division. The Company's subsidiaries lease office space in England, France, Germany, Australia, Hong Kong and Japan. The Company leases sales offices for its direct sales staff and systems consultants in a number of locations throughout the United States and Canada. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that could have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 4.A  EXECUTIVE OFFICERS OF THE COMPANY

The following table contains certain information regarding the current executive officers of the Company.

       Name                           Position Served                      Age

Thomas G. Hudson         President, Chief Executive Officer, and            52
                         Director

Gregory T. Barnum        Vice President of Finance, Chief                   44
                         Financial Officer and Corporate Secretary

Jeffrey A. Bertelsen     Corporate Controller and Treasurer                 36


Richard E. Carlson       Vice President of Manufacturing                    61

William C. Collette      Vice President of Engineering and Chief            55
                         Technology Officer

Peter Dixon              Vice President of Worldwide Business               49
                         Development

Nick V. Ganio            Vice President of Worldwide Sales                  39

Martin G. Hahn           Vice President and General Manager                 41
                         Enterprise Integration Solutions Division

Mark R. Knittel          Vice President of Marketing                        44

Kristine E. Ochu         Vice President of Human Resources                  37

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

William C. Collette was appointed Vice President of Engineering in December 1995 and Chief Technology Officer in December 1998. Mr. Collette served as Director of Future Software Development and as a Software Development Manager from June 1993 to December 1995. From 1990 to 1993, Mr. Collette was employed by SuperComputer Systems, Inc. as a Senior Software Engineer, where he worked with Steve Chen to design the networking for the SS1 Supercomputer. Mr. Collette holds a bachelors degree in business management from Metro State University.

Peter Dixon was appointed Vice President of Worldwide Business Development in November 1998. Mr. Dixon served as Vice President of Worldwide Distribution from March 1998 to November 1998, Vice President of International from January 1990 to March 1998, Vice President of Strategic Account Marketing from January 1989 to January 1990 and as Director of Distribution Marketing and Sales from February 1988 to January 1989. From 1985 to 1988, Mr. Dixon served as an Account Manager with National Advanced Systems Canada, Inc. and its predecessor, Sand Technology Systems, Inc., companies involved in the marketing of mainframe peripherals.

Nick V. Ganio was appointed Vice President of Worldwide Sales in November 1998, and served as Vice President of Direct Sales Worldwide from April 1998 to November 1998. From September 1996 to February 1998, Mr. Ganio served as Vice President of Worldwide Sales and Marketing for Xyplex, Inc. From March 1987 to September 1996, Mr. Ganio held various high-level positions with Digital Equipment Corporation, including Vice President of Operations in Japan, Vice President and General Manager of the Americas Networks Product business, and Vice President and Executive Assistance to the Office of President. Mr. Ganio held various sales positions with IBM from May 1981 to February 1987. Mr. Ganio holds a bachelors degree and graduated Magna Cum Laude from Bernard Baruch College.

Martin G. Hahn was appointed Vice President and General Manager of the Enterprise Integration Solutions Division in October 1997. Mr. Hahn served as President of the Internet Solutions Division at Apertus Technologies Inc., prior to its acquisition by the Company, from June 1995 to October 1997. He also held a variety of executive marketing and sales positions at Apertus Technologies Inc. from July 1987 to May 1995. Prior to that, he served as Assistant Vice President of the Corporate Finance and Development Business Unit at First Bank Systems. He is a graduate of the University of Minnesota and University of Chicago Graduate School of Business (MBA).

Mark R. Knittel was appointed Vice President of Marketing in May 1997. Mr.Knittel served as Vice President of Architecture and Business Development from March 1997 to May 1997. From July 1977 to March 1997, Mr. Knittel was employed with IBM where he held several development executive positions for both hardware and software networking products, as well as multiple strategy positions. Most recently, Mr. Knittel held the position of Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS

The information set forth under the captions "Price Range of the Company's Common Stock" and "Dividends" on page 39 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

The information set forth under the captions "Selected Consolidated Statements of Operations Data" and "Selected Consolidated Balance Sheets Data" on page 12 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 19 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Market Risk" on page 18 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 20 through 36 of the 1998 Annual Report to Shareholders are incorporated herein by reference. The information set forth under the caption "Quarterly Financial Data" on page 38 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1999, is incorporated herein by reference. For information concerning the executive officers, see Item 4.A. of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Tables", "Employment Agreements" and "Election of Directors - Compensation of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, to be filed with the Commission on or before April 30, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, to be filed with the Commission on or before April 30, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)    1.   CONSOLIDATED FINANCIAL STATEMENTS OF REGISTRANT

The following consolidated financial statements of the Company are incorporated by reference to the 1998 Annual Report to Shareholders.

                                                                                 Pages in 1998
                                                                                Annual Report to
                                                                                  Shareholders
                                                                                  ------------
            Consolidated Statements of Operations for the Years Ended
              December 31, 1998, 1997 and 1996..................................        20

            Consolidated Balance Sheets as of December 31, 1998 and 1997........        21

            Consolidated Statements of Shareholders' Equity and
              Comprehensive Income for the Years Ended
              December 31, 1998, 1997 and 1996..................................        22

            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996..................................        23

            Notes to Consolidated Financial Statements..........................     24-36

            Independent Auditors' Report........................................        37

     (A)    2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF REGISTRANT

                 Independent Auditors' Report on Consolidated Financial Statement Schedule

                 Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

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

               10D. Amended 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-59947.)

               10E. Amended 1992 Stock Award Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-59949.)

               10I. March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

               10J. March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)

               10L. Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)

               10N. Description of Success Sharing Bonus Plan (Incorporated by reference to Exhibit 10Y Form 10-K for the year ended December 31, 1997.)

               10O. Employment Agreement by and between the Company and Mark Knittel (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997).

               10P.      Executive Deferred Compensation Plan.

               10Q. Employment/Non-Compete Agreement by and between the Company and Nick V. Ganio.

               The following exhibits are filed herewith:

               Exhibit   Description
               -------   -----------

               2A. Agreement for Sale of Shares among Computer Network Technology Corporation and each of Scott Opitz and Alexsandr Elkin dated December 3, 1998. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated December 3, 1998)

               2B. Asset Purchase Agreement by and between CNT Acquisition I Corporation, Computer Network Technology Corporation and Apertus Technologies Inc. dated October 24, 1997. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)

               3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

               3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 3.1 to current report on Form 8-K dated July 29, 1998.

               4. Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29,
                         1998).

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

               10D. Amended 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-59947.)

               10E. Amended 1992 Stock Award Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-59949.)

               10F. Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for the year ended December 31, 1993.)

               10G. First Amendment to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated October 26, 1993. (Incorporated by reference to Exhibit 10Y Annual Report on Form 10-K for the year ended December 31, 1993.)

               10H. Amendment No. 1 to Sublease Agreement by and between ITT Consumer Financial Corporation and Computer Network Technology Corporation dated February 9, 1994. (Incorporated by reference to Exhibit 10CC Form 10Q for the quarterly period ended March 31, 1994.)

               10I. March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)

               10J. March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)

               10K. Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation (incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998).

               10L. Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)

               10M. Lease Agreement between Teachers Realty Corporation and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10AA Form 10-Q for the quarterly period ended June 30, 1996.)

               10N. Description of Success Sharing Bonus Plan (Incorporated by reference to Exhibit 10Y Form 10-K for the year ended December 31, 1997.)

               10O. Employment Agreement by and between the Company and Mark Knittel (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997).

               10P.      Executive Deferred Compensation Plan.

               10Q. Employment/Non-Compete Agreement by and between the Company and Nick V. Ganio.

               13. Annual Report to Shareholders for the year ended December 31, 1998. (Only those portions specifically incorporated by reference herein shall be deemed filed with the Commission.)

               21.       Subsidiaries of the Registrant.

               23.       Independent Auditors' Consent.

               27.       Financial Data Schedule

     (B)  REPORTS ON FORM 8-K.

          During the 1998 fourth quarter, a Current Report on Form 8-K dated December 3, 1998 was filed regarding the Company's acquisition of IntelliFrame Corporation.

                                                                     Schedule II
                                                                     -----------

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                                        Additions
                                                             ------------------------------
                                            Balance at         Charged to       Charged to                     Balance at
                                           Beginning of         costs &           other                          end of
            Description                       period            expenses         account        Deductions       period
------------------------------------     ----------------    --------------   -------------   --------------  ------------
Year ended December 31, 1998
  Allowance for doubtful accounts
  and sales returns                            $2,979             690                -             (2,444)       $1,225

Year ended December 31, 1997
  Allowance for doubtful accounts
  and sales returns (1)                        $  899             121             2,354              (395)       $2,979

Year ended December 31, 1996
  Allowance for doubtful accounts
  and sales returns                            $1,131              -                 -               (232)       $  899

/(1)/ In connection with its acquisition of the Internet Solutions Division of Apertus Technologies, Inc. the Company recorded an allowance for doubtful accounts and sales returns in the amount of $2,354.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: March 24, 1999                By:    /s/ Thomas G. Hudson
                                          --------------------------------------
                                                Thomas G. Hudson,  President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Hudson
-------------------------------
Thomas G. Hudson                      President and Chief             March 24, 1999
                                      Executive Officer
                                      (Principal Executive
                                      Officer) and Director

/s/ Gregory T. Barnum
-------------------------------
Gregory T. Barnum                     Vice President of Finance,      March 24, 1999
                                      Chief Financial Officer
                                      and Secretary
                                      (Principal Financial
                                      Officer)

/s/ Jeffrey A. Bertelsen
-------------------------------
Jeffrey A. Bertelsen                  Corporate Controller and        March 24, 1999
                                      Treasurer (Principal
                                      Accounting Officer)

/s/ Patrick W. Gross
-------------------------------
Patrick W. Gross                      Director                        March 24, 1999

/s/ Erwin A. Kelen
-------------------------------
Erwin A. Kelen                        Director                        March 24, 1999

/s/ Lawrence Perlman
-------------------------------
Lawrence Perlman                      Director                        March 24, 1999

/s/ John A. Rollwagen
-------------------------------
John A. Rollwagen                     Director                        March 24, 1999

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Shareholders
Computer Network Technology Corporation:

Under the date of January 26, 1999, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG Peat Marwick LLP



Minneapolis, Minnesota
January 26, 1999

                               INDEX TO EXHIBITS

Exhibit        Description                                                Page
-------        -----------                                                ----
2A.            Agreement for Sale of Shares among Computer Network
               Technology Corporation and each of Scott Opitz and
               Alexsandr Elkin dated December 3, 1998. (Incorporated
               by reference to Exhibit 2.1 to current report on Form
               8-K dated December 3, 1998).

2B.            Asset Purchase Agreement by and between CNT Acquisition
               I Corporation, Computer Network Technology Corporation and Apertus Technologies Inc. dated October 24, 1997.
               (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)

3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 3.1 to current report on Form 8-K dated July 29, 1998.)

4.             Rights Agreement between the Company and Chase-Mellon
               Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29,
               1998).

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

10D. Amended 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement
               No. 333-59947.)

10E. Amended 1992 Stock Award Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-
               59949.)

10F.           Sublease Agreement by and between ITT Consumer Financial
               Corporation and Computer Network Technology Corporation dated October 1, 1993. (Incorporated by reference to Exhibit 10X Annual Report on Form 10-K for the year ended
               December 31, 1993.)

10G.           First Amendment to Sublease Agreement by and between ITT
               Consumer Financial Corporation and Computer Network
               Technology Corporation dated October 26, 1993.
               (Incorporated by reference to Exhibit 10Y Annual Report on
               Form 10-K for the year ended December 31, 1993.)

10H.           Amendment No. 1 to Sublease Agreement by and between ITT
               Consumer Financial Corporation and Computer Network
               Technology Corporation dated February 9, 1994.
               (Incorporated by reference to Exhibit 10CC Form 10Q for the quarterly period ended March 31, 1994.)

10I.           March 10, 1994 Incentive Stock Option Agreements.
               (Incorporated by reference to Exhibit 28.2 Form S-8
               Registration Statement No. 33-83266.)

10J.           March 10, 1994 Non-Qualified Stock Option Agreements.
               (Incorporated by reference to Exhibit 28.3 Form S-8
               Registration Statement No. 33-83266.)

10K.           Building Lease by and between Opus Northwest, L.L.C., and
               Computer Network Technology Corporation ( Incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998).

10L.           Employment Agreement by and between the Company and Thomas
               G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10Q for the quarterly period ended June
               30, 1996.)

10M.           Lease Agreement between Teachers Realty Corporation and
               Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10AA Form 10-Q for the quarterly period ended June 30, 1996.)

10N. Description of Success Sharing Bonus Plan ( Incorporated by reference to Exhibit 10Y Form 10-K for the year ended
             December 31, 1997.)

10O.         Employment Agreement by and between the Company and Mark Knittel
             (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997).

10P.         Executive Deferred Compensation Plan...........Electronically Filed

10Q.         Employment/Non-Compete Agreement by and between the Company and
             Nick V. Ganio..................................Electronically Filed

13.          Annual Report to Shareholders for the year ended December 31, 1998.
             (Only those portions specifically incorporated by reference herein shall be deemed filed with the
             Commission.)...................................Electronically Filed

21.          Subsidiaries of the Registrant.................Electronically Filed

23.          Independent Auditors' Consent..................Electronically Filed

27.          Financial Data Schedule........................Electronically Filed