Form 10-Q
period 1999-03-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 1999-05-12
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________


                         Commission file number: 0-13994
                                                 -------


                     Computer Network Technology Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


             Minnesota                                   41-1356476
             ---------                                   ----------
     (State of Incorporation)                         (I.R.S. Employer
                                                     Identification No.)

               605 North Highway 169, Minneapolis, Minnesota   55441
               -----------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


                        Telephone Number: (612) 797-6000
                                          --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

As of April 29, 1999, the registrant had 22,890,873 shares of $.01 par value common stock issued and outstanding.

================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
         Item 1. Financial Statements (unaudited)

           Consolidated Statements of Income for the three months
             ended March 31, 1999 and 1998.................................  3

           Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998.............................................  4

           Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.................................  5

           Notes to Consolidated Financial Statements .....................  6

         Item 2.   Management's Discussion and Analysis of

           Results of Operations ..........................................  8
           Liquidity and Capital Resources ................................ 12


PART II. OTHER INFORMATION ................................................ 17

         Item 1-5. None

         Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES ................................................................ 18

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                   Three months ended March 31,
                                   ---------------------------
                                     1999              1998
                                   --------          --------
Revenue:
  Product sales                    $ 25,757          $ 22,337
  Service fees                       11,156             8,829
                                   --------          --------
    Total revenue                    36,913            31,166
                                   --------          --------

Cost of revenue:
  Cost of product sales               8,612             6,854
  Cost of service fees                6,487             5,678
                                   --------          --------
    Total cost of revenue            15,099            12,532
                                   --------          --------

Gross profit                         21,814            18,634
                                   --------          --------

Operating expenses:
  Sales and marketing                10,700            11,130
  Engineering and development         5,934             5,585
  General and administrative          1,718             1,397
                                   --------          --------
    Total operating expenses         18,352            18,112
                                   --------          --------

Income from operations                3,462               522
                                   --------          --------

Other income (expense):
  Interest income                       101                87
  Interest expense                      (46)              (39)
  Other, net                            571                21
                                   --------          --------
    Other income, net                   626                69
                                   --------          --------

Income before income taxes            4,088               591

Provision for income taxes            1,391               222
                                   --------          --------

Net income                         $  2,697          $    369
                                   ========          ========

Basic:
  Net income per share             $    .12          $    .02
                                   ========          ========
  Shares                             22,481            22,106
                                   ========          ========

Diluted:
  Net income per share             $    .11          $    .02
                                   ========          ========
  Shares                             25,203            22,243
                                   ========          ========

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                         March 31,  December 31,
                                                                           1999        1998
                                                                         --------    --------
Assets                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                            $ 14,190    $ 11,786
    Marketable securities                                                     760         576
    Receivables, net                                                       35,172      30,225
    Inventories                                                            17,142      19,241
    Deferred tax asset                                                      3,138       3,138
    Other current assets                                                    2,035       1,274
                                                                         --------    --------
        Total current assets                                               72,437      66,240

Property and equipment, net                                                16,228      16,360
Field support spares, net                                                   3,885       3,739
Deferred tax asset                                                          2,517       2,517
Goodwill and other intangibles, net                                         4,507       4,737
Other assets                                                                  403         434
                                                                         --------    --------
                                                                         $ 99,977    $ 94,027
                                                                         ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                     $  8,031    $  7,565
    Accrued liabilities                                                    13,825      14,527
    Deferred revenue                                                        9,228       7,235
    Current installments of obligations under capital lease                   360         326
    Current installments of long-term debt                                  1,000       1,000
                                                                         --------    --------
        Total current liabilities                                          32,444      30,653

Obligations under capital lease, less current installments                  1,725       1,816
Long term debt, less current installments                                    --         1,000
                                                                         --------    --------
        Total liabilities                                                  34,169      33,469
                                                                         --------    --------

Shareholders' equity:
    Preferred stock, authorized 1,000 shares;
      none issued and outstanding                                            --          --
    Common stock, $.01 par value; authorized 30,000 shares, issued and outstanding 22,782 at March 31, 1999 and
      22,254 at December 31, 1998                                             228         223
    Additional paid-in capital                                             58,120      54,921
    Unearned compensation                                                    (748)       (355)
    Retained earnings                                                       8,838       6,141
    Accumulated other comprehensive income -
      foreign currency translation adjustment                                (630)       (372)
                                                                         --------    --------
        Total shareholders' equity                                         65,808      60,558
                                                                         --------    --------
                                                                         $ 99,977    $ 94,027
                                                                         ========    ========

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Three months ended
                                                               March 31,
                                                         ---------------------
                                                           1999        1998
                                                         --------    --------
Operating activities:
  Net income                                             $  2,697    $    369
  Depreciation and amortization                             2,509       2,089
  Compensation expense                                         69          43

Changes in operating assets and liabilities:
    Receivables                                            (5,151)     (1,613)
    Inventories                                             2,099        (983)
    Other current assets                                     (761)        (47)
    Accounts payable                                          466       1,415
    Accrued liabilities                                      (702)     (3,107)
    Deferred revenue                                        1,993       2,361
                                                         --------    --------
      Cash provided by operating activities                 3,219         527
                                                         --------    --------

Investing activities:
  Additions to property and equipment                      (1,719)     (1,949)
  Additions to purchased technology                          --          (151)
  Additions to field support spares                          (574)       (663)
  Net purchase and redemption of marketable securities       (184)      6,034
  Other                                                        31           5
                                                         --------    --------
    Cash provided by (used in) investing activities        (2,446)      3,276
                                                         --------    --------

Financing activities:
  Repayment of obligations under capital lease                (57)        (63)
  Repayment of long-term debt                              (1,000)         --
  Proceeds from issuance of common stock                    2,742          13
  Payments for repurchase of common stock                      --        (550)
                                                         --------    --------
    Cash provided by (used in) financing activities         1,685        (600)
                                                         --------    --------

Effects of exchange rate changes                              (54)         (5)
                                                         --------    --------

Net increase in cash and cash equivalents                   2,404       3,198

Cash and cash equivalents - beginning of period            11,786       4,790
                                                         --------    --------

Cash and cash equivalents - end of period                $ 14,190    $  7,988
                                                         ========    ========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(1)  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                       March 31,        December 31,
                                         1999               1998
                                       ---------        ------------
Components and subassemblies            $ 5,723           $ 9,490
Work in process                           2,747             4,095
Finished goods                            8,672             5,656
                                        -------           -------
                                        $17,142           $19,241
                                        =======           =======

(3)  Comprehensive Income

Comprehensive income consists of the following:

                                                  Three months ended
                                                       March 31,
                                                  -------------------
                                                    1999       1998
                                                  -------    -------
Net income                                        $ 2,697    $   369
Translation adjustment, net of tax effect of $0      (258)        (7)
                                                  -------    -------
Total comprehensive income                        $ 2,439    $   362
                                                  =======    =======

(4)  Segment Information

The Company has two reportable segments consisting of its Network Solutions Division and Enterprise Integration Solutions Division. The Network Solutions Division provides products and services that offer high-speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage, disk mirroring, remote tape vaulting and disaster recovery. The Enterprise Integration Solutions Division provides products and services that integrate legacy systems with client/server and Internet technologies, including e-business and customer relationship management applications. The Company's two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

                                           Three months ended March 31
                                                1999       1998
                                              --------   --------
Revenue:
  Network Solutions Division                  $ 29,245   $ 24,199
  Enterprise Integration Solutions Division      7,668      6,967
                                              --------   --------
                                              $ 36,913   $ 31,166
                                              ========   ========
Operating Profit:
  Network Solutions Division                  $  2,781   $  2,847
  Enterprise Integration Solutions Division        681     (2,325)
                                              --------   --------
                                              $  3,462   $    522
                                              ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table sets forth certain information derived from the Consolidated Statements of Income. All amounts are expressed as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.


    Enterprise Integration
      Solutions Division                                                          Network Solutions Division
-------------------------------                                                 -----------------------------
     1999             1998               Three months ended March 31               1999             1998
     ----             -----              ---------------------------               ----             ----

                                    Revenue:
    64.5%             64.9%           Product sales                                 71.2%            73.6%
    35.4              35.1            Service fees                                  28.8             26.4
   -----             -----                                                         -----            -----
   100.0             100.0              Total revenue                              100.0            100.0
   -----             -----                                                         -----            -----

                                    Gross profit:
    91.2              75.3            Product sales                                 60.7             67.8
    34.6              35.1            Service fees                                  44.2             35.9
   -----             -----                                                         -----            -----
    71.1              61.2              Total gross profit                          56.0             59.4
   -----             -----                                                         -----            -----

                                    Operating expenses:
    35.4              56.0            Sales and marketing                           27.4             29.9
    21.8              33.6            Engineering and development                   14.5             13.4
     5.0               5.0            General and administrative                     4.6              4.3
   -----             -----                                                         -----            -----
    62.2              94.6              Total operating expenses                    46.5             47.6
   -----             -----                                                         -----            -----
     8.9             (33.4)         Income from operations                           9.5             11.8
     8.6               (.2)           Other income, net                              (.1)              .3
   -----             -----                                                         -----            -----
    17.5             (33.6)         Income before income taxes                       9.4             12.1
     5.9              12.6            Provision for income taxes                    (3.2)             4.5
   -----             -----                                                         -----            -----
    11.6%            (21.0)%        Net income                                       6.2%             7.6%
   =====             =====                                                         =====            =====

REVENUE

The Company's Network Solutions revenue includes the sale and support of products that offer high speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage, disk mirroring, remote tape vaulting and disaster recovery. The Company's Enterprise Integration Solutions revenue includes the licensing, sale and support of products that integrate real-time access to legacy systems with client/server and Internet technologies, including e-business and customer relationship management applications.

Revenue from the sale of Network products increased 17 percent in the first quarter of 1999 to $20,812,000 when compared to the 1998 first quarter. Storage Area Networking (SAN) applications for both open systems and mainframes continued to drive new product revenue for CNT. SAN related product applications increased 91 percent in the first quarter of 1999 to $11,788,000 from $6,172,000 in the 1998 first quarter. Sales of non-SAN related product applications declined in the first quarter of 1999 to $9,024,000 from $11,642,000 in the 1998 first quarter.

Revenue from the sale of Enterprise Integration products increased 9 percent in the first quarter of 1999 to $4,945,000 when compared to the 1998 first quarter. Revenue from the sale of Enterprise Application Integration (EAI) products increased 81 percent in the first quarter of 1999 to $1,106,000 from $611,000 in the 1998 first quarter. The increase was due to growing customer demand for products that integrate legacy applications with frameworks, packaged applications, or new environments, while also providing mainframe connectivity. Sales of Systems Network Architecture (SNA) gateway products decreased 2 percent in the first quarter of 1999 to $3,839,000 when compared to the 1998 first quarter, primarily due to a reduction in sales volume to OEM partners.

Service revenue for the Network Solutions division increased by $2,048,000 or 32 percent in the first quarter of 1999 to $8,433,000 when compared to the 1998 first quarter, with new professional services revenue accounting for $1,164,000 of the increase. The growing installed base of customers using the Company's products accounted for the remaining increase in revenue.

Service fees for the Enterprise Integration Solutions division increased 11 percent in the first quarter of 1999 to $2,723,000 when compared to the 1998 first quarter, primarily due to an increase in professional services revenue.

Revenue generated from the sale of products and services outside the United States increased by $1,574,000, or 16 percent, in the first quarter of 1999 when compared to the 1998 first quarter. The increase was primarily due to growing customer demand for SAN and EAI related product applications. The Company derived 31 percent of its revenue outside the United States in the first quarter of 1999 compared to 32 percent in the 1998 first quarter.

During 1997, the Company announced its new SAN strategy and UltraNet family of products which provides for high-speed connectivity between storage devices and servers from anywhere anytime. The Company believes that the SAN applications provided by its Channelink and UltraNet products position the Company for growth in the SAN market.

During 1999, the Company intends to continue to add new functionality to its UltraNet product line, particularly in the areas of open systems and Fibre Channel, to provide customers with additional applications to satisfy their growing need for SAN capabilities. The Company anticipates that the growing size of the SAN market, coupled with the introduction of new SAN related products and applications, should provide for continued growth in SAN revenue.

The acquisition of IntelliFrame Corporation in December 1998 strengthens the Company's position in the large and rapidly growing EAI market. IntelliFrame provides new technology that manages software development and deployment, network communications, business logic, and process workflow that improves development and deployment for large e-business and customer relationship management applications. The Company anticipates that its new Process Dynamics product based on the capabilities of IntelliFrame will be available in mid-1999. The acquisition of IntelliFrame did not have a significant impact on 1999 first quarter revenue. The Company believes that its new alliance with Siebel Systems to provide real-time legacy access to Siebel's Relationship Management (ERM) customers, its growing number of relationships with large systems integrators and the introduction of Process Dynamics later in 1999 should allow the Company to significantly grow its EAI revenue in the future.

The Company believes that new products and services in both the SAN and EAI markets should increase demand for its products in both domestic and international markets. The Company believes that it can increase revenue in both of these important growth markets by continuing to acquire and develop new products and services and by continuing to identify new applications and markets for its technology.

The Company expects continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product sales reported by the Company in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.


GROSS PROFIT

Gross profit margins from the sale of Network products were 61 percent in the first quarter of 1999 compared to 68 percent in the 1998 first quarter. The decrease in gross profit margin was primarily due to a favorable purchase price variance that was realized in the 1998 first quarter. Gross profit margins from the sale of Enterprise Integration products were 91 percent in the first quarter of 1999 compared to 75 percent in the 1998 first quarter. The increase can be attributed to higher margin software sales accounting for a larger percentage of total Enterprise Integration product revenue.

Actual gross profit margins on product sales in 1999 will depend on a number of factors, including the mix of products, acceptance of the Company's new products, particularly in the

SAN and EAI markets, the relative amount of products sold through alternative sales channels and the level of price competition.

Gross profit margins from services provided by the Network Solutions division were 44 percent in the first quarter of 1999, compared to 36 percent in the 1998 first quarter. The improvement in gross profit margins from the Network Solutions division is attributable to new incremental revenue from professional services which offer a higher gross margin than the Company's traditional service business.

Gross profit margins from services provided by the Enterprise Integration Solutions division were 35 percent in the first quarter of both 1999 and 1998.


OPERATING EXPENSES

Sales and marketing expenses related to the Company's Network Solutions division increased by $753,000 or 10 percent in the first quarter of 1999 when compared to the 1998 first quarter due to the additional expense associated with the 17 percent increase in revenue from the sale of Network products.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense related to the Company's Network Solutions division increased by $1,023,000, or 32 percent, when compared to the 1998 first quarter. The increase was primarily due to continued development of the Company's UltraNet family of products that provides customers with additional applications to satisfy their growing need for SAN capabilities.

Operating expenses for the Company's Enterprise Integration Solutions division decreased by $1,821,000, or 28 percent, in the first quarter of 1999 when compared to the 1998 first quarter due to the completion of initiatives by the Company in 1998 to right size the level of headcount and expense associated with this division.

The Company anticipates investing approximately 15 percent of total revenue on engineering and development in 1999, which includes investments in current and future products. The Company believes a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue. During 1999, the Company intends to continue to invest in its UltraNet product line, particularly in the areas of open systems and Fibre Channel to further enhance its SAN offerings. The Company also intends to complete development of the Process Dynamics product acquired as in-process research and development from IntelliFrame in December 1998.

General and administrative expenses increased by $321,000, or 23 percent, in the first quarter of 1999 compared to the 1998 first quarter. The increase is primarily attributable to the additional expense associated with the higher level of revenue in the 1999 first quarter.

The operating margin as a percentage of total revenue for the Company's Network Solutions division in the first quarter of 1999 was equal to 9.5 percent, compared to 11.8 percent in the 1998 first quarter. Operating margin for the Company's Enterprise Integration Solutions division improved to 8.9 percent of total revenue in the first quarter of 1999 compared to a negative 33.4 percent in the 1998 first quarter. The Company is focused on improving its overall level of operating profitability through revenue growth, headcount management and implementation of other cost control initiatives. The Company's goal is to achieve a 15 percent operating margin.


OTHER

Other income increased to $626,000 in the first quarter of 1999 from $69,000 in the 1998 first quarter due to recognition of a $667,000 payment received in connection with the sale of the Vision product line in December 1997. The Company presently anticipates, but cannot assure, that two additional payments of $667,000 each will be received and recognized as other income in March 2000 and March 2001, respectively.

The Company recorded a provision for income taxes in the first quarter of 1999 at an effective income tax rate of 34 percent, compared to 38 percent in the 1998 first quarter. Fluctuations in the Company's effective income tax rate are primarily due to the amount of non-deductible foreign losses and fluctuations in the level of benefit from the Company's foreign sales corporation.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through the private and public sales of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

Cash, cash equivalents and marketable securities at March 31,1999 totaled $14,950,000, an increase of $2,588,000 since December 31, 1998. Operations and proceeds from the exercise of stock options provided cash in the 1999 first quarter of $3,219,000 and $2,742,000, respectively. Uses of cash in the 1999 first quarter included the purchase of property and equipment and field support spares totaling $2,293,000. The Company also made a $1,000,000 installment payment in the 1999 first quarter relating to its 1998 purchase of Intelliframe.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. The Company has leased a new building, presently under construction, for its principal business operations with occupancy scheduled for the 1999 fourth quarter. The Company believes that its current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund its operating plans and meet its currently anticipated aggregate capital requirements, at least through 1999.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                                    YEAR 2000

The Company is aware of the issues relating to the Year 2000 and continues to assess the impact that Year 2000 issues will have on its business. The Company has also initiated corrective action with respect to certain Year 2000 issues uncovered during its assessment. The following information outlines the current status of the Company's plans regarding Year 2000 issues.


COMPANY STATE OF READINESS

The Company has established a cross functional team that has been charged with assessing the Company's Year 2000 readiness and identifying Year 2000 related issues that could impact the Company's business. The activities include a review of all Year 2000 issues relating to the Company's internal business systems, products and third party suppliers and vendors.

The Company has assessed its internal information systems to determine if they will meet the needs of the Company into and beyond the Year 2000. Based on this assessment, the Company determined that one of its primary internal business systems was not Year 2000 compliant. The Company spent approximately $2,300,000 on new hardware, software and services in 1998 to acquire and implement a new Year 2000 compliant business system which was installed and became operational in January 1999. The Company's old non-compliant business system was fully depreciated by the end of 1998. The Company is continuing to test and assess its internal information and business systems to ensure Year 2000 compliance. The Company presently believes that its other systems are Year 2000 compliant.

The primary purpose of the Company's products is to carry data between systems. The Company defines Year 2000 readiness for its products to mean that, as a result of date transition relating to the Year 2000, its products will not: 1) fail in their task of transmitting data, or 2) corrupt the data stream that they carry. To date, based on the Company's activities to assess the Year 2000 readiness of its products, the Company has determined that certain third party software imbedded in its products is not Year 2000 compliant. The Company is currently implementing a program that is expected to correct the deficiency by July 1, 1999. A secondary issue relates to the cosmetic appearance of displays and status reports produced by the Company's products. The Company products utilize dates for logging alerts, messages, and displays and reporting network traffic. These functions are ancillary to the products' primary operation of data transmission, and therefore are excluded from the Company's definition of Year 2000 readiness. The Company is committed to making displays and reports from its products clear and accurate. The Company tested its products for appearance anomalies at the same time it tested its products for Year 2000 readiness. The dates presented in certain versions of the Company's software products are shown as two digits or contain other report anomalies. The appearance related anomalies have been or will be corrected in subsequent versions of the Company's products that are scheduled to ship prior to January 1, 2000.

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

To date, the cost of the new business system and the allocation of employee resources have been the only costs incurred by the Company to address Year 2000 readiness. Based on the assessment activities completed to date, the Company does not believe that it will incur significant extra expense relating to Year 2000 issues.

YEAR 2000 RELATED RISKS

A worst case scenario relative to the Year 2000 issue would be the discovery of additional Year 2000 deficiencies in the Company's products that require significant extra time and expense to correct. In addition, sales could be materially impacted in 1999 if customers were to stop, or significantly reduce, procurement of new equipment for their data centers and networks until after the start of the Year 2000. A critical Year 2000 deficiency by a key supplier, coupled with a failure to locate a suitable alternative source of supply, could have a material impact on the Company's business.

CONTINGENCY PLANS

The Company believes that it is addressing all known Year 2000 related risks. While the Company does not believe that it is practical to develop a remediation plan for the worst case Year 2000 risks noted above, it is attempting to mitigate further risk by continuing to test and assess its products, and the products and services of its key suppliers and vendors, for Year 2000 readiness. The Company continually works to identify suitable alternative sources of supply for key products and services in order to mitigate the risks relative to the Year 2000 and other business interruption issues. The Company intends to address any additional Year 2000 related risks as they become known.


                              NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. The Company has a significant number of customers located in European Union countries participating in the Euro Conversion. The Euro Conversion may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. The new business system being used by the Company effective January 1999 is capable of handling the new euro currency. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

                                   MARKET RISK

The Company does not invest in any derivative financial instruments. The Company is exposed to certain market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currency. See the Company's most recent annual report filed or Form 10-K (item 7.A). There has been no material change in this information.

                          NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2000, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

                           FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q (which are summarized below) and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute " forward looking statements" under the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties, and actual results may differ materially from the Company's expectations. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in any such forward looking statements:

o The expectation that the Company will add new functionality to its UltraNet product line, particularly for open systems and Fibre Channel and that Process Dynamics will be available in mid-1999 may be impacted by unforeseen technological barriers, the loss of key personnel, unexpected expense or higher than expected levels of engineering resource and commitment.

o The expectation that the SAN applications provided by the Company's products position it for growth in the SAN market, that the growing size of the SAN market, coupled with the introduction of new products and applications, should provide for continued growth in SAN revenue, that its new alliances with Siebel Systems, the growing number of relationships with large system integrators and the introduction of Process Dynamics, should allow the Company to significantly grow EAI revenue in the future, and that the acquisition of Intelliframe strengthens the Company's position in the large, rapidly growing EAI market may be impacted by the actual level and timing of market growth, completion of required engineering activities, unforeseen technological barriers, the loss of key personnel, new product development and the actions of existing and future competitors, including the introduction of new products and price reductions to gain or retain market share.

o The belief that new products and services in both the SAN and EAI markets will increase demand for the Company's products in both domestic and international markets and that the Company can increase revenue in both of these markets by continuing to acquire and develop new products and services and by identifying new applications and markets for its technology may be impacted by the Company's ability to identify and complete the acquisition of beneficial new technologies, the success of current and future product development programs and the actions of existing and future competitors.

o The expectation that the Company will invest approximately 15 percent of total revenue on engineering and development in 1999 may be impacted by the need to enhance or modify products due to changing market requirements, the success of current and future product programs, unexpected technological barriers or expense, the need to meet unanticipated product opportunities, the overall level of resources available for new investment and the amount of total revenue in 1999.

o The ability of the Company to achieve its goal of generating a 15 percent operating margin and whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1999 may depend upon the Company's ability to generate revenue as presently expected, unexpected expenses or changes in market requirements, including the need for additional funds to react to changes in the marketplace.

o The eventual cost to achieve Year 2000 compliance, including correction of any Year 2000 product deficiencies may be impacted by unforeseen technological barriers or unexpected Year 2000 deficiencies, including higher than expected commitments of management and engineering resources to achieve compliance, or unanticipated interruptions by third parties which are not Year 2000 compliant, particularly where an alternative vendor is not available.

o The Year 2000 issue could materially impact sales in 1999 if customers were to stop, or significantly reduce, procurement of new equipment for their data centers and networks until after the start of the year 2000.

Other factors that could cause the results of the Company to differ materially from those contained in any such forward looking statements include general economic conditions, cost and availability of components and fluctuations in exchange rates. In addition, the markets for the Company's products are characterized by significant competition and the Company's results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company assumes no obligation to publicly release the results of any revision or updates to these forward looking statements to reflect future events and unanticipated occurrences.

                           PART II. OTHER INFORMATION

Item 1-5. None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed herewith.

               3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

               3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit
                      3.1 to current report on Form 8-K dated July 29, 1998.)

               4. Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998).

               11. Statement Re: Computation of Net Income per Basic and Diluted Share.

               27.   Financial Data Schedule.

          (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.




                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)





Date: May 10, 1999                     By: /s/ Gregory T. Barnum
                                           ----------------------------
                                           Gregory T. Barnum
                                           Chief Financial Officer
                                           (Principal financial officer)

                                       By: /s/ Jeffrey A. Bertelsen
                                           ----------------------------
                                           Jeffrey A. Bertelsen
                                           Corporate Controller and Treasurer
                                           (Principal accounting officer)

                                EXHIBIT INDEX


  3A. Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2 to current report on Form 8-K dated June 22, 1992.)

  3B. By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3B to the Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit
         3.1 to current report on Form 8-K dated July 29, 1998.)

  4.     Summary of Rights to Purchase Preferred Shares.
         (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998).

  11.    Statement Re: Computation of Net Income per Basic and
         Diluted Share.....................................Electronically Filed

  27.    Financial Data Schedule...........................Electronically Filed