Form 10-Q
period 1999-06-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1999-08-12
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      June 30, 1999 OR
      -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission file number: 0-13994


                     Computer Network Technology Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                      41-1356476
    ------------------------                           ----------------
    (State of Incorporation)                           (I.R.S. Employer
                                                      Identification No.)

         605 North Highway 169, Minneapolis, Minnesota         55441
         ---------------------------------------------      ----------
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

As of August 6, 1999, the registrant had 23,441,893 shares of $.01 par value common stock issued and outstanding.

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

            Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998............................3

            Consolidated Balance Sheets as of June 30, 1999 and
              December 31, 1998..............................................4

            Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998............................5

            Notes to Consolidated Financial Statements ......................6

  Item 2.   Management's Discussion and Analysis of

              Results of Operations .........................................8
              Liquidity and Capital Resources ..............................12


PART II.    OTHER INFORMATION ..............................................16

  Item 1-3. None

  Item 4.   Submission of matters to a vote of security holders

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES .................................................................18

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                 Three months ended       Six months ended
                                      June 30                 June 30
                                --------------------    --------------------
                                  1999        1998        1999        1998
                                --------    --------    --------    --------
Revenue:
  Product sales                 $ 26,377    $ 24,189    $ 52,134    $ 46,526
  Service fees                    11,479       9,277      22,635      18,106
                                --------    --------    --------    --------
    Total revenue                 37,856      33,466      74,769      64,632
                                --------    --------    --------    --------

Cost of revenue:
  Cost of product sales            9,051       7,992      17,663      14,846
  Cost of service fees             6,522       5,957      13,009      11,635
                                --------    --------    --------    --------
    Total cost of revenue         15,573      13,949      30,672      26,481
                                --------    --------    --------    --------

Gross profit                      22,283      19,517      44,097      38,151
                                --------    --------    --------    --------

Operating expenses:
  Sales and marketing             11,604      11,088      22,304      22,218
  Engineering and development      6,159       5,477      12,093      11,062
  General and administrative       1,749       1,693       3,467       3,090
                                --------    --------    --------    --------
    Total operating expenses      19,512      18,258      37,864      36,370
                                --------    --------    --------    --------

Income from operations             2,771       1,259       6,233       1,781
                                --------    --------    --------    --------

Other income (expense):
  Interest income                    125         113         226         200
  Interest expense                   (56)        (12)       (102)        (51)
  Other, net                        (136)         44         435          65
                                --------    --------    --------    --------
    Other income (expense), net      (67)        145         559         214
                                --------    --------    --------    --------

Income before income taxes         2,704       1,404       6,792       1,995

Provision for income taxes           918         534       2,309         756
                                --------    --------    --------    --------

Net income                      $  1,786    $    870    $  4,483    $  1,239
                                ========    ========    ========    ========

Basic:
------
  Net income per share          $    .08    $    .04    $    .20    $    .06
                                ========    ========    ========    ========
  Shares                          23,062      22,107      22,773      22,080
                                ========    ========    ========    ========

Diluted:
--------
  Net income per share          $    .07    $    .04    $    .17    $    .06
                                ========    ========    ========    ========
  Shares                          26,226      22,257      25,649      22,223
                                ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                June 30,   December 31,
                                                                  1999         1998
                                                               ---------    ---------
Assets                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                  $  21,662    $  11,786
    Marketable securities                                            673          576
    Receivables, net                                              33,616       30,225
    Inventories                                                   15,807       19,241
    Deferred tax asset                                             3,138        3,138
    Other current assets                                           2,175        1,274
                                                               ---------    ---------
        Total current assets                                      77,071       66,240

Property and equipment, net                                       17,114       16,360
Field support spares, net                                          3,890        3,739
Deferred tax asset                                                 2,517        2,517
Goodwill and other intangibles, net                                4,255        4,737
Other assets                                                         345          434
                                                               ---------    ---------
                                                               $ 105,192    $  94,027
                                                               =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                           $   8,473    $   7,565
    Accrued liabilities                                           12,580       14,527
    Deferred revenue                                               9,987        7,235
    Current installments of obligations under capital lease          469          326
    Current installments of long-term debt                         1,000        1,000
                                                               ---------    ---------
        Total current liabilities                                 32,509       30,653

Obligations under capital lease, less current installments         1,604        1,816
Long term debt, less current installments                           --          1,000
                                                               ---------    ---------
        Total liabilities                                         34,113       33,469
                                                               ---------    ---------

Shareholders' equity:
     Undesignated preferred stock, authorized 965
        shares, none issue and outstanding                          --           --
     Series A junior participating preferred stock,
        authorized 35 shares, none issued and
        outstanding                                                 --           --
    Common stock, $.01 par value; authorized 100,000 shares,
        issued and outstanding 23,414 at June 30, 1999 and
        22,254 at December 31, 1998                                  234          223
    Additional paid-in capital                                    61,778       54,921
    Unearned compensation                                           (844)        (355)
    Retained earnings                                             10,624        6,141
    Accumulated other comprehensive income -
         foreign currency translation adjustment                    (713)        (372)
                                                               ---------    ---------
        Total shareholders' equity                                71,079       60,558
                                                               ---------    ---------
                                                               $ 105,192    $  94,027
                                                               =========    =========

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Six Months Ended June 30
                                                       ------------------------
                                                           1999        1998
                                                         --------    --------

Operating activities:
  Net income                                             $  4,483    $  1,239
  Depreciation and amortization                             5,006       4,488
  Compensation expense                                        161          70

Changes in operating assets and liabilities:
    Receivables                                            (3,391)        578
    Inventories                                             3,434      (2,888)
    Other current assets                                     (901)        238
    Accounts payable                                          908       2,140
    Accrued liabilities                                    (1,947)     (1,091)
    Deferred revenue                                        2,752       1,517
                                                         --------    --------
      Cash provided by operating activities                10,505       6,291
                                                         --------    --------

Investing activities:
  Additions to property and equipment                      (4,300)     (3,219)
  Additions to purchased technology                          --          (275)
  Additions to field support spares                        (1,129)     (1,164)
  Net purchase and redemption of marketable securities        (97)      4,815
  Other                                                        89          31
                                                         --------    --------
    Cash provided by (used in) investing activities        (5,437)        188
                                                         --------    --------

Financing activities:
  Repayment of obligations under capital lease                (69)        (89)
  Repayment of long-term debt                              (1,000)       --
  Proceeds from issuance of common stock                    6,218         548
  Payments for repurchase of common stock                    --        (1,249)
                                                         --------    --------
    Cash provided by (used in) financing activities         5,149        (790)
                                                         --------    --------

Effects of exchange rate changes                             (341)          2
                                                         --------    --------

Net increase in cash and cash equivalents                   9,876       5,691

Cash and cash equivalents - beginning of period            11,786       4,790
                                                         --------    --------

Cash and cash equivalents - end of period                $ 21,662    $ 10,481
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

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                              June 30,            December 31,
                                                1999                 1998
                                           -------------          ----------
         Components and subassemblies      $       7,993           $   9,490
         Work in process                           2,245               4,095
         Finished goods                            5,569               5,656
                                           -------------          ----------
                                           $      15,807           $  19,241
                                           =============          ==========

(3)  Comprehensive Income

Comprehensive income consists of the following:

                                                  Six months ended June 30,
                                                  -------------------------
                                                     1999            1998
                                                   ----------   ----------
Net income                                         $    4,483   $    1,239
Translation adjustment, net of tax effect of $0          (341)           2
                                                   ----------   ----------

Total comprehensive income                         $    4,142   $    1,241
                                                   ==========   ==========

(4)  Segment Information

The Company has two reportable segments consisting of its Network Solutions Division and Enterprise Integration Solutions Division. The Network Solutions Division provides products and services that offer high-speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage, disk mirroring, remote tape vaulting and disaster recovery. The Enterprise Integration Solutions Division provides products and services that integrate legacy systems with client/server and internet technologies, including e-commerce and customer relationship management applications. The Company's two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.


                                                Three months ended June 30
                                                --------------------------
                                                   1999           1998
                                                 --------       --------
Revenue:
  Network Solutions Division                     $ 30,492       $ 26,829
  Enterprise Integration Solutions Division         7,364          6,637
                                                 --------       --------
                                                 $ 37,856       $ 33,466
                                                 ========       ========
Operating Profit (Loss):
  Network Solutions Division                     $  2,803       $  1,767
  Enterprise Integration Solutions Division           (32)          (508)
                                                 --------       --------
                                                 $  2,771       $  1,259
                                                 ========       ========


                                                 Six months ended June 30
                                                 ------------------------
                                                   1999           1998
                                                 --------       --------
Revenue:
  Network Solutions Division                     $ 59,737       $ 51,028
  Enterprise Integration Solutions Division        15,032         13,604
                                                 --------       --------
                                                 $ 74,769       $ 64,632
                                                 ========       ========
Operating Profit (Loss):
  Network Solutions Division                     $  5,584       $  4,614
  Enterprise Integration Solutions Division           649         (2,833)
                                                 --------       --------
                                                 $  6,233       $  1,781
                                                 ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

        Enterprise Integration
          Solutions Division                                                               Network Solutions Division
--------------------------------------                                              --------------------------------------
   Three Months          Six Months                                                      Three Months        Six Months
  Ended June 30,       Ended June 30,                                                   Ended June 30,     Ended June 30,
------------------  ------------------                                                -----------------  -----------------
   1999      1998      1999     1998                                                    1999      1998     1999      1998
  -----     -----     -----    -----                                                   -----     -----    -----     -----
                                            Revenue:
   62.5%     62.3%     63.5%    63.7%         Product sales                             71.4%     74.7%    71.3%     74.2%
   37.5      37.7      36.5     36.3          Service fees                              28.6      25.3     28.7      25.8
  -----     -----     -----    -----                                                   -----     -----    -----     -----
  100.0     100.0     100.0    100.0             Total revenue                         100.0     100.0    100.0     100.0
  -----     -----     -----    -----                                                   -----     -----    -----     -----
                                            Gross profit:
   87.7      88.0      89.5     81.4          Product sales                             61.0      62.6     60.9      65.0
   31.1      40.9      32.8     38.0          Service fees                              47.0      33.9     45.6      34.9
  -----     -----     -----    -----                                                   -----     -----    -----     -----
   66.5      70.3      68.8     65.6              Total gross profit                    57.0      55.4     56.5      57.3
  -----     -----     -----    -----                                                   -----     -----    -----     -----
                                            Operating expenses:
   37.4      44.2      36.5     31.3          Sales and marketing                       29.0      30.5     28.2      30.2
   24.5      28.7      23.0     50.2          Engineering and development               14.3      13.2     14.5      13.2
    5.0       5.0       5.0      5.0          General and administrative                 4.5       5.1      4.5       4.8
  -----     -----     -----    -----                                                   -----     -----    -----     -----
   66.9      77.9      64.5     86.5              Total operating expenses              47.8      48.8     47.2      48.2
  -----     -----     -----    -----                                                   -----     -----    -----     -----

   (0.4)     (7.6)      4.3    (20.9)       Income (loss) from operations                9.2       6.6      9.3       9.1
   (0.3)      0.5       4.2      0.1        Other income (expense), net                 (0.1)      0.4     (0.1)      0.4
  -----     -----     -----    -----                                                   -----     -----    -----     -----
   (0.7)     (7.1)      8.5    (20.8)       Income (loss) before income taxes            9.1       7.0      9.2       9.5
   (0.3)     (2.9)      2.9     (7.9)       Provision (benefit) for income taxes         3.1       2.7      3.1       3.6
  -----     -----     -----    -----                                                   -----     -----    -----     -----
   (0.4)%    (4.2)%     5.6%   (12.9)%      Net income (loss)                            6.0%      4.3%     6.1%      5.9%
  =====     =====     =====    =====                                                   =====     =====    =====     =====


REVENUE

Revenue from Network Solutions Division products for the second quarter and first half of 1999 totaled $21.8 million and $42.6 million, respectively, increases of 9% and 12%, respectively, when compared to the same periods of 1998. Storage Area Networking (SAN) applications for both open systems and mainframes continued to drive new product revenue. Revenue from SAN product applications for the second quarter and first half of 1999 totaled $13.6 million and $25.4 million, respectively, increases of 67% and 77%, respectively, when compared to the same periods of 1998. Revenue from channel extension product applications for the second quarter and first half of 1999 totaled $8.1 million and $17.2 million, respectively, decreases of 31% and 27%, respectively, when compared to the same periods of 1998. While we expect the sale of channel extension products to decrease in the future, we do not expect the decline per quarter to be as substantial as it was in the second quarter of 1999.

Service revenue, including maintenance and professional services, from the Network Solutions Division for the second quarter and first half of 1999 totaled $8.7 million and $17.1 million, respectively, increases of 29% and 30%, respectively, when compared to the same periods of 1998. Professional service revenue for the second quarter and first half of 1999 totaled $1.0 million and $2.2 million, respectively, increases of 228% and 514%, respectively, when compared to the same periods of 1998. The growing installed base of customers using our products accounted for the remaining increase in service revenue.

Revenue from Enterprise Integration Solutions Division products for the second quarter and first half of 1999 totaled $4.6 million and $9.5 million, respectively, increases of 11% and 10%, respectively, when compared to the same periods of 1998. Revenue from the sale of Enterprise Application Integration
(EAI) products for the second quarter and first half of 1999 totaled $1.5 million and $2.6 million, respectively, increases of 112% and 98%, respectively, when compared to the same periods of 1998. The increase is primarily due to growing customer demand for products that integrate legacy applications and networks with new networks and applications so that users can access business-critical information. Sales of server gateways and tools for the second quarter and first half of 1999 totaled $3.1 million and $6.9 million, respectively, decreases of 10% and 6%, respectively, when compared to the same periods of 1998. The acquisition of IntelliFrame did not have a significant impact on second quarter or first half 1999 revenue.

Service revenue, including maintenance and professional services, from the Enterprise Integration Solutions Division for the second quarter and first half of 1999 totaled $2.8 million and $5.5 million, respectively, increases of 11% for both periods when compared to the same periods of 1998. Professional services revenue for the second quarter and first half of 1999 totaled $1.1 million and $2.1 million, respectively, increases of 125% and 99%, respectively, when compared to the same periods of 1998.

Revenue generated from the sale of products and services outside the United States for the second quarter and first half of 1999 totaled $14.5 million and $26.0 million, respectively, increases of 18% and 17%, respectively, when compared to same periods of 1998. The increase is primarily due to growing demand from international customers for SAN and EAI product applications. Fluctuations in revenue for the second quarter and first half of 1999 were primarily due to changes in sales volume.

Price increases did not have a significant impact on revenue.

We expect continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product sales reported by us in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.


GROSS PROFIT

Gross profit margin from the sale of Network Solutions Division products for the second quarter and first half of 1999 were 61%, compared to 63% and 65%, respectively, for the same periods of 1998. The decrease in gross profit margin for both periods is primarily due to an increase in UltraNet product sales that have a slightly lower gross margin during the product introduction period than our traditional Channelink products. The decrease in gross profit margin during the first half of 1999 was also due to favorable purchases of raw materials that were realized in the first half of 1998.

Gross profit margin from Network Solutions Division services for the second quarter and first half of 1999 were 47% and 46%, respectively, compared to 34% and 35%, respectively, for the same periods of 1998. The improvement in gross profit margin is attributable to new incremental revenue from professional services which offer a higher gross margin than our traditional service business.

Gross profit margin from the sale of Enterprise Integration Solutions Division products for the second quarter and first half of 1999 were 88% and 90%, respectively, compared to 88% and 81%, respectively, for the same periods of 1998. The increase in gross profit margin for the first half of 1999 can be attributed to lower margin hardware sales accounting for a smaller percentage of total product revenue.

Gross profit margin from Enterprise Integration Solutions Division services for the second quarter and first half of 1999 were 31% and 33%, respectively, compared to 41% and 38%, respectively, for the same periods of 1998. The decrease in gross profit margin for both periods is primarily due to a reduced installed base of server and gateway and tools products.

Actual gross profit margins on product sales in the second half of 1999 will depend on a number of factors, including the mix of products, acceptance of our new products, particularly in the SAN and EAI markets, the relative amount of products sold through sales channels other than our direct sales force, primarily OEM sales, and the level of price competition.


OPERATING EXPENSES

Sales and marketing expenses related to our Network Solutions Division for the second quarter and first half of 1999 increased by $692,000 and $1.4 million, respectively, increases of 8% and 9%, respectively, when compared to the same periods of 1998. The increase resulted from the additional expense associated with the higher level of product sales.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense related to our Network Solutions Division for the second quarter and first half of 1999 increased by $788,000 and $1.8 million, respectively, increases of 22% and 27%, respectively, when compared to the same periods of 1998. The increases are primarily due to continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing need for SAN capabilities.


Engineering and development and sales and marketing expense for our Enterprise Integration Solutions Division for the second quarter and first half of 1999 decreased by $282,000 and $2.1 million, respectively, decreases of 6% and 19%, respectively, when compared to the same periods of 1998. The decrease is due to the completion of our initiatives in 1998 to reduce headcount and expense associated with this division.

We anticipate investing approximately 15% of total revenue on engineering and development in 1999, which includes investments in current and future products. We believe a sustained high level of investment in engineering and development is essential to customer satisfaction and future revenue. During 1999, we intend to continue to invest in our UltraNet product line, particularly in the areas of open systems and Fibre Channel to further enhance our SAN offerings. We also intend to complete development of the Process Dynamics product that was acquired as in-process research and development from IntelliFrame in December of 1998.

General and administrative expenses for the second quarter and first half of 1999 increased by $56,000 and $377,000, respectively, increases of 3% and 12%, respectively, when compared to the same periods of 1998. The increase is primarily attributable to the additional expense associated with the higher level of revenue for the second quarter and first half of 1999 when compared to the same periods of 1998.

The operating margin as a percentage of total revenue for our Network Solutions Division for both the second quarter and first half of 1999 was 9%, compared to 7% and 9%, respectively, for the same periods of 1998. Operating margin as a percentage of total revenue for our Enterprise Integration Solutions Division for the second quarter and first half of 1999 improved to 0% and 4%, respectively, compared to a negative 8% and a negative 21%, respectively, for the same periods of 1998.

OTHER

We recognized other expense for the second quarter of 1999 of $67,000, compared to other income of $145,000 for the same period of 1998. The decrease was primarily due to recognition of foreign exchange losses. Other income for the first half of 1999 increased to $559,000 from $214,000 for the same period of 1998 due to recognition of a $667,000 payment received in connection with the sale of our vision product line. We presently anticipate, but cannot assure, that two additional payments of $667,000 and $630,000 will be received and recognized as other income in March 2000 and March 2001, respectively.

We recorded a provision for income taxes for the second quarter and first half of 1999 at an effective rate of 34%, compared to 38% for the same periods of 1998. Fluctuations in our effective income tax rate are primarily due to the amount of non-deductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation.

                         LIQUIDITY AND CAPITAL RESOURCES


We have historically financed our operations through the private and public sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

Cash, cash equivalents and marketable securities as of June 30, 1999 totaled $22.3 million, an increase of $10.0 million since December 31, 1998. Operations and proceeds from the exercise of stock options provided cash during the first half of 1999 of $10.5 million and $6.2 million, respectively. Uses of cash in the first half of 1999 included the purchase of property and equipment and field support spares totaling $5.4 million. We also made a $1.0 million installment payment in the first quarter of 1999 relating to our 1998 purchase of IntelliFrame.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We have leased a new building, presently under construction, for our principal business operations with occupancy scheduled for the 1999 fourth quarter. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our currently anticipated aggregate capital requirements, at least for the next twelve months.

We believe that inflation has not had a material impact on our operations or liquidity to date.


                                    YEAR 2000

We are aware of the issues relating to the year 2000 and continue to assess the impact that year 2000 issues will have on our business. We have also initiated corrective action with respect to the year 2000 issues uncovered during our assessment. The following information outlines the current status of our plans regarding year 2000 issues.


OUR STATE OF READINESS

We have established a cross functional team that has been charged with assessing our year 2000 readiness and identifying year 2000 related issues that could impact our business. The activities include a review of all year 2000 issues relating to our internal business systems, products and third party suppliers and vendors.

We have assessed our internal information systems to determine if they will meet our needs into and beyond the year 2000. Based on this assessment, we determined that one of our primary internal business systems was not year 2000 compliant. We spent approximately $2.3 million on new hardware, software and services in 1998 to acquire and implement a new year 2000 compliant business system which was installed and became operational in January 1999. Our old non-compliant business system was fully depreciated by the end of 1998. We are continuing to test and assess our internal information and business systems to ensure year 2000 compliance.

The primary purpose of our products is to carry data between systems. We define year 2000 readiness for our products to mean that, as a result of date transition relating to the year 2000, our products will not fail in their task of transmitting data, or corrupt the data stream that they carry. To date, based on our activities to assess the year 2000 readiness of our products, we have determined that certain third party software imbedded in our products is not year 2000 compliant. We are currently implementing a program that is expected to correct the deficiency by August 31, 1999. A secondary issue relates to the cosmetic appearance of displays and status reports produced by our products. Our products utilize dates for logging alerts, messages, displays and reporting network traffic. These functions are ancillary to the products' primary operation of data transmission, and therefore are excluded from our definition of year 2000 readiness. We are committed to making displays and reports from our products clear and accurate. We tested our products for cosmetic appearance at the same time we tested our products for year 2000 readiness. The dates presented in certain versions of our software products are shown as two digits or contain other report anomalies. The appearance related anomalies have been or will be corrected in subsequent versions of our products that are scheduled to ship prior to January 1, 2000.

We are also conducting an assessment of our key vendors and suppliers to ensure that no interruption of material, service or product functionality occurs due to year 2000 date transitions. Our assessment is ongoing and a completion date has not been identified. However, we believe that alternate vendors could be utilized to replace the products and services that are currently provided by our key suppliers and vendors.

To date, the cost of the new business system and the allocation of employee resources have been the only costs incurred by us to address year 2000 readiness. Based on the assessment activities completed to date, we do not believe that we will incur significant extra expense relating to year 2000 issues.

YEAR 2000 RELATED RISKS

A worst case scenario relative to the year 2000 issue would be the discovery of additional year 2000 deficiencies in our products that require significant extra time and expense to correct. In addition, sales could be materially impacted in 1999 if customers were to stop, or significantly reduce, procurement of new equipment for their data centers and networks until after the start of the year 2000. A critical year 2000 deficiency by a key supplier, coupled with a failure to locate a suitable alternative source of supply, could have a material impact on our business.

CONTINGENCY PLANS

We believe that we are addressing all known year 2000 related risks. While we do not believe that developing a remediation plan for the worst case year 2000 risks noted above is practical, we are attempting to mitigate further risk by continuing to test and assess our products, and the products and services of our key suppliers and vendors, for year 2000 readiness. We continually work to identify suitable alternative sources of supply for key products and services to mitigate the risks relative to the year 2000 and other business interruption issues. We intend to address any additional year 2000 related risks as they become known.

ADDITIONAL INVENTORY PURCHASES

Two of our suppliers may not be year 2000 compliant. As a result, we are purchasing additional inventory of approximately $500,000 from those suppliers in advance of the year 2000. We believe this additional inventory allows us to continue to operate without any disruption or delay caused by those suppliers' potential failure to be year 2000 compliant. We anticipate that this additional inventory will be consumed in the ordinary course of business during 2000.


                              NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency . Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. We have a significant number of customers located in European Union countries participating in this conversion. The conversion may have competitive implications for our pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. Our new business system implemented as of January 1999 is capable of handling the new euro currency. There is no assurance, however, that all problems related to the conversion will be foreseen and corrected, or that no material disruptions of our business will occur.


                                   MARKET RISK

We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit and investments in commercial paper.

We are exposed to certain market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. We have not invested in any derivitive financial instruments to manage this risk.


                          NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for us on January 1, 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. Currently, we do not anticipate that SFAS No. 133 will have a material impact on our financial position or results of operations.

                           FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, other documents filed with the Securities and Exchange Commission, our press releases and oral statements made by or with the approval of our executive officers contain forward looking statements, which may include statements about our anticipated receipt of orders and their impact on quarterly sales, business strategy, expectations regarding future revenue levels, timing of and plans for the introduction or phase-out of products or services, enhancements of existing products or services, plans for hiring additional personnel, entering into strategic partnerships, and other plans, objectives, expectations and intentions that are not historical fact.

The words "may," "should," "expect," "plan," "anticipate," "believe," estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                           PART II. OTHER INFORMATION

Item 1-3. None

Item 4.   Submission of matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on May 13, 1999

          (b)  Elected as Directors of the Company:

               Thomas G. Hudson
               Erwin A. Kelen
               Lawrence Perlman
               John A. Rollwagen
               Patrick W. Gross

          (c)  Matters voted upon

                                              Affirmative    Negative              Broker
                                                 Votes         Votes    Abstain   Non-Votes
                                                 -----         -----    -------   ---------
               1.     Election of Directors

                      Thomas G. Hudson         17,378,225   1,747,477       0          0
                      Erwin A. Kelen           17,372,525   1,742,427       0          0
                      Lawrence Perlman         17,377,575   1,742,927       0          0
                      John A. Rollwagen        17,377,075   1,751,327       0          0
                      Patrick W. Gross         17,368,675   1,741,777       0          0

               2.     To amend and restate
                      the articles of
                      incorporation of the
                      Company to increase
                      the number of shares
                      authorized from
                      30,000,000 to
                      100,000,000              14,273,651   4,764,123    82,228        0

               3.     To amend the 1992
                      Stock Award Plan to
                      increase the number
                      of shares authorized
                      by 800,000               13,063,668   5,962,806    93,528        0

               4.     To amend the 1992
                      Employee Stock
                      Purchase Plan to
                      increase the number
                      of shares authorized
                      by 300,000               17,826,383   1,218,081    75,538        0

               5.     To ratify and approve
                      the appointment of
                      KPMG LLP as
                      independent auditors
                      for the year ending
                      December 31, 1999.       19,020,632      35,233    64,137        0


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed herewith.

               3A. Second Restated Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)

               3B. By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)

               4. Form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A dated July 29, 1998.)

               10A. Minutes of Annual Meeting of Shareholders on May 13, 1999 to
                    amend the 1992 Stock Award Plan to increase the number of shares authorized for issuance thereunder from 6,200,000 to 7,000,000, and to amend the 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 800,000 to 1,100,000.

               11. Statement Re: Computation of Net Income per Basic and Diluted Share.

               27.  Financial Data Schedule.

          (b) During the second quarter of 1999 the Company filed a form 8-K to reflect the increase in the number of authorized shares from 30,000,000 to 100,000,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.




                         COMPUTER NETWORK TECHNOLOGY CORPORATION
                                      (Registrant)





Date: August 13, 1999           By: /s/ Gregory T. Barnum
                                    ----------------------------------
                                    Gregory T. Barnum
                                    Chief Financial Officer
                                    (Principal financial officer)

                                By: /s/ Jeffrey A. Bertelsen
                                    ----------------------------------
                                    Jeffrey A. Bertelsen
                                    Corporate Controller and Treasurer
                                    (Principal accounting officer)

                                  Exhibit Index
                                  -------------


3A.      Second Restated Articles of Incorporation of the
         Corporation. (Incorporated by reference to Exhibits
         3(i)-1 and 3(i)-2 to current report on Form 8-K dated
         May 25, 1999.)

3B. By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated
         May 25, 1999.)

4.       Form of Certificate of Designations, Preferences and
         Rights of Series A Junior Participating Preferred
         Stock. (Incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A dated July 29, 1998.)

10A.     Minutes of Annual Meeting of Shareholders on May 13,
         1999 to amend the 1992 Stock Award Plan to increase
         the number of shares authorized for issuance
         thereunder from 6,200,000 to 7,000,000, and to amend
         the 1992 Employee Stock Purchase Plan to increase the
         number of shares authorized for issuance thereunder
         from 800,000 to 1,100,000............................... Electronically
                                                                   Filed

11.      Statement Re: Computation of Net Income per Basic and
         Diluted Share........................................... Electronically
                                                                   Filed

27.      Financial Data Schedule................................. Electronically
                                                                   Filed