Form 10-Q
period 1999-09-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 1999-11-12
CIK 701319

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1999 OR
      ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO________________

                       Commission file number: 0-13994

                    Computer Network Technology Corporation
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)


        Minnesota                                       41-1356476
---------------------------              ---------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

 605 North Highway 169, Minneapolis, Minnesota             55441
----------------------------------------------           ----------
  (Address of principal executive offices)               (Zip Code)

                       Telephone Number:  (612) 797-6000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes  X     No ___
                                               -----

As of October 31, 1999, the registrant had 23,471,499 shares of $.01 par value common stock issued and outstanding.

--------------------------------------------------------------------------------

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

             Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998.............................................................3

             Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998.............................................................................4

             Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998.................................................................. 5

             Notes to Consolidated Financial Statements .....................................................6

  Item 2.    Management's Discussion and Analysis of

               Results of Operations ........................................................................8
               Liquidity and Capital Resources .............................................................12

PART II.     OTHER INFORMATION .............................................................................16

  Item 1-5.  None

  Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES .................................................................................................17

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)


                                            Three months ended                    Nine months ended
                                               September 30,                        September 30,
                                       ----------------------------          ---------------------------
                                          1999            1998                 1999             1998
                                       ----------     -------------          ---------      ------------
Revenue:
  Product sales                      $     29,165  $         23,380       $     81,299   $        69,906
  Service fees                             11,904             9,630             34,539            27,736
                                       ----------     -------------          ---------      ------------
    Total revenue                          41,069            33,010            115,838            97,642
                                       ----------     -------------          ---------      ------------
Cost of revenue:
  Cost of product sales                    10,596             8,089             28,259            22,935
  Cost of service fees                      6,822             6,037             19,831            17,672
                                       ----------     -------------          ---------      ------------
    Total cost of revenue                  17,418            14,126             48,090            40,607
                                       ----------     -------------          ---------      ------------

Gross profit                               23,651            18,884             67,748            57,035
                                       ----------     -------------          ---------      ------------
Operating expenses:
  Sales and marketing                      11,551             9,827             33,855            32,045
  Engineering and development               6,274             4,843             18,367            15,905
  General and administrative                1,761             1,604              5,228             4,694
                                       ----------     -------------          ---------      ------------
    Total operating expenses               19,586            16,274             57,450            52,644
                                       ----------     -------------          ---------      ------------

Income from operations                      4,065             2,610             10,298             4,391
                                       ----------     -------------          ---------      ------------
Other income (expense):
  Interest income                             257                75                483               275
  Interest expense                            (74)              (15)              (176)              (66)
  Other, net                                  (83)              185                352               250
                                       ----------     -------------          ---------      ------------
    Other income, net                         100               245                659               459
                                       ----------     -------------          ---------      ------------

Income before income taxes                  4,165             2,855             10,957             4,850

Provision for income taxes                  1,416             1,056              3,725             1,812
                                       ----------     -------------          ---------      ------------

Net income                           $      2,749  $          1,799       $      7,232   $         3,038
                                       ==========     =============          =========      ============
Basic:
-----
  Net income per share               $        .12  $            .08       $        .31   $           .14
                                       ==========     =============          =========      ============
  Shares                                   23,441            22,110             22,998            22,090
                                       ==========     =============          =========      ============
Diluted:
-------
  Net income per share               $        .11  $            .08       $        .28   $           .14
                                       ==========     =============          =========      ============
  Shares                                   25,707            22,554             25,552            22,321
                                       ==========     =============          =========      ============

See accompanying Notes to Consolidated Financial Statements.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                      September 30,             December 31,
                                                                          1999                      1998
                                                                     ---------------         ---------------
Assets                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                    $            19,163      $           11,786
    Marketable securities                                                      3,680                     576
    Receivables, net                                                          43,818                  30,225
    Inventories                                                               12,631                  19,241
    Deferred tax asset                                                         3,138                   3,138
    Other current assets                                                       2,180                   1,274
                                                                     ---------------         ---------------
        Total current assets                                                  84,610                  66,240
                                                                     ---------------         ---------------

Property and equipment, net                                                   17,289                  16,360
Field support spares, net                                                      3,933                   3,739
Deferred tax asset                                                             2,517                   2,517
Goodwill and other intangibles, net                                            4,003                   4,737
Other assets                                                                     298                     434
                                                                     ---------------         ---------------
                                                                 $           112,650      $           94,027
                                                                     ===============         ===============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                             $             9,972      $            7,565
    Accrued liabilities                                                       13,223                  14,527
    Deferred revenue                                                           9,101                   7,235
    Current installments of obligations under capital lease                      478                     326
    Current installments of long-term debt                                     1,000                   1,000
                                                                     ---------------         ---------------
        Total current liabilities                                             33,774                  30,653
                                                                     ---------------         ---------------

Obligations under capital lease, less current installments                     1,481                   1,816
Long term debt, less current installments                                          -                   1,000
                                                                     ---------------         ---------------
        Total liabilities                                                     35,255                  33,469
                                                                     ---------------         ---------------
Shareholders' equity:
     Undesignated preferred stock, authorized 965
        shares, none issued and outstanding                                        -                       -
     Series A junior participating preferred stock,
        authorized 35 shares, none issued and
        outstanding
    Common stock, $.01 par value;
        authorized 100,000 shares, issued and
        outstanding 23,456 at September 30, 1999 and
        22,254 at December 31, 1998                                              235                     223
    Additional paid-in capital                                                64,925                  54,921
    Unearned compensation                                                       (695)                   (355)
    Retained earnings                                                         13,373                   6,141
    Accumulated other comprehensive income -
         foreign currency translation adjustment                                (443)                   (372)
                                                                     ---------------         ---------------
        Total shareholders' equity                                            77,395                  60,558
                                                                     ---------------         ---------------
                                                                 $           112,650      $           94,027
                                                                     ===============         ===============

See accompanying Notes to Consolidated Financial Statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                             ---------------------------------------
                                                                 1999                       1998
                                                             ------------              -------------
Operating activities:
  Net income                                               $        7,232            $         3,038
  Depreciation and amortization                                     7,426                      6,654
  Tax benefits from employee stock transactions                     3,000                          -
  Compensation expense                                                254                         97

Changes in operating assets and liabilities:
    Receivables                                                   (13,603)                     3,764
    Inventories                                                     6,610                     (4,920)
    Other current assets                                             (906)                      (216)
    Accounts payable                                                2,407                      1,681
    Accrued liabilities                                            (1,304)                       (21)
    Deferred revenue                                                1,866                     (1,698)
                                                             ------------              -------------
      Cash provided by operating activities                        12,982                      8,379
                                                             ------------              -------------
Investing activities:
  Additions to property and equipment                              (5,938)                    (4,561)
  Additions to purchased technology                                     -                       (538)
  Additions to field support spares                                (1,877)                    (1,796)
  Net purchase and redemption of marketable securities             (3,104)                     4,797
  Other                                                               136                        116
                                                             ------------              -------------
      Cash used in investing activities                           (10,783)                    (1,982)
                                                             ------------              -------------
Financing activities:
  Prinicpal payments under capital lease obligations                 (183)                      (150)
  Principal payment on long-term debt                              (1,000)                         -
  Proceeds from issuance of common stock                            6,422                        666
  Payments for repurchase of common stock                               -                     (1,449)
                                                             ------------              -------------
      Cash provided by (used in) financing activities               5,239                       (933)
                                                             ------------              -------------
Effects of exchange rate changes                                      (61)                       103
                                                             ------------              -------------
Net increase in cash and cash equivalents                           7,377                      5,567

Cash and cash equivalents - beginning of period                    11,786                      4,790
                                                             ------------              -------------
Cash and cash equivalents - end of period                  $       19,163            $        10,357
                                                             ============              =============

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

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                           September 30,     December 31,
                                               1999              1998
                                           -------------     ------------
         Components and subassemblies      $      6,771      $      9,490
         Work in process                          1,824             4,095
         Finished goods                           4,036             5,656
                                           ------------       -----------
                                           $     12,631      $     19,241
                                           ============       ===========

(3)  Comprehensive Income

Comprehensive income consists of the following:


                                                Three months ended September 30,
                                                --------------------------------
                                                     1999               1998
                                                --------------------------------
Net income                                       $   2,749           $  1,799
Translation adjustment, net of tax effect of $0        270                101
                                                 -------------------------------
Total comprehensive income                       $   3,019           $  1,900
                                                 ===============================



                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     1999               1998
                                                 -------------------------------
Net income                                       $   7,232           $  3,038
Translation adjustment, net of tax effect of $0        (71)               103
                                                 -------------------------------
Total comprehensive income                       $   7,161           $  3,141
                                                 ===============================

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

                                                                Three months ended September 30,
                                                               ---------------------------------
                                                                    1999               1998
                                                               --------------      -------------
         Revenue:
           Network Solutions Division                          $       34,079      $      24,893
           Enterprise Integration Solutions Division                    6,990              8,117
                                                               --------------      -------------
                                                               $       41,069      $      33,010
                                                               ==============      =============
         Operating Profit (Loss):
           Network Solutions Division                          $        4,775      $       1,244
           Enterprise Integration Solutions Division                     (710)             1,366
                                                               --------------      -------------
                                                               $        4,065      $       2,610
                                                               ==============      =============
                                                                Nine months ended September 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               --------------      -------------
         Revenue:
           Network Solutions Division                          $       93,816      $      75,921
           Enterprise Integration Solutions Division                   22,022             21,721
                                                               --------------      -------------
                                                               $      115,838      $      97,642
                                                               ==============      =============
         Operating Profit (Loss):
           Network Solutions Division                          $       10,359      $       5,858
           Enterprise Integration Solutions Division                      (61)            (1,467)
                                                               --------------      -------------
                                                               $       10,298      $       4,391
                                                               ==============      =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

 Enterprise Integration Solutions Division                                                  Network Solutions Division
--------------------------------------------                                          ----------------------------------------
   Three Months              Nine Months                                                 Three Months           Nine Months
      Ended                     Ended                                                        Ended                Ended
  September 30,             September 30,                                                September 30,         September 30,
------------------        -----------------                                           -------------------    -----------------
  1999       1998          1999      1998                                               1999       1998       1999      1998
--------    ------        ------    -------                                           --------    -------    -------    -----
                                                Revenue:
    59.6 %    68.8 %        62.3  %    65.6 %     Product sales                           73.4 %     71.5 %     72.0 %   73.3 %
    40.4      31.2          37.7       34.4       Service fees                            26.6       28.5       28.0     26.7
--------    ------        ------    -------                                           --------    -------    -------    -----
   100.0     100.0         100.0      100.0           Total revenue                      100.0      100.0      100.0    100.0
--------    ------        ------    -------                                           --------    -------    -------    -----
                                                Gross profit:
    88.6      78.2          89.2       80.2       Product sales                           59.5       61.4       60.4     63.9
    17.4      41.0          27.6       39.0       Service fees                            50.6       36.0       47.3     35.3
--------    ------        ------    -------                                           --------    -------    -------    -----
    59.8      66.6          66.0       66.0           Total gross profit                  57.1       54.1       56.7     56.2
--------    ------        ------    -------                                           --------    -------    -------    -----
                                                Operating expenses:
    41.5      28.2          38.1       42.0       Sales and marketing                     25.3       30.3       27.2     30.2
    23.5      16.6          23.2       25.8       Engineering and development             13.7       14.0       14.1     13.5
     5.0       5.0           5.0        5.0       General and administrative               4.1        4.8        4.4      4.8
--------    ------        ------    -------                                           --------    -------    -------    -----
    70.0      49.8          66.3       72.8           Total operating expenses            43.1       49.1       45.7     48.5
--------    ------        ------    -------                                           --------    -------    -------    -----
   (10.2)     16.8          ( .3)      (6.8)    Income (loss) from operations             14.0        5.0       11.0      7.7
       -       0.1           2.9        0.1       Other income, net                        0.3        0.9        0.1      0.6
--------    ------        ------    -------                                           --------    -------    -------    -----
   (10.2)     16.9           2.6       (6.7)    Income (loss) before income taxes         14.3        5.9       11.1      8.3
                                                  Provision (benefit) for income
    (3.5)      6.2           0.9       (2.6)      taxes                                    4.9        2.2        3.8      3.1
--------    ------        ------    -------                                           --------    -------    -------    -----
   (6.7) %    10.7 %         1.7  %    (4.1) %  Net income (loss)                          9.4 %      3.7 %      7.3 %    5.2 %
========    ======        ======    =======                                           ========    =======    =======    =====

REVENUE

Revenue from Network Solutions Division products for the three and nine months ended September 30, 1999 totaled $25.0 million and $67.6 million, respectively, increases of 41% and 21%, respectively, when compared to the same periods of 1998. Storage Area Networking (SAN) applications for both open systems and mainframes continue to drive new product revenue. Revenue from SAN product applications for the three and nine months ended September 30, 1999 totaled $15.3 million and $40.7 million, respectively, increases of 68% and 74%, respectively, when compared to the same periods of 1998. Revenue from channel extension product applications for the three months ended September 30, 1999 totaled $9.7 million, an increase of 12%, when compared to the same period of 1998. For the nine months ended September 30, 1999, channel extension product application revenue totaled $26.9 million, a decrease of 17% when compared to the same period of 1998. Despite the increase in the 1999 third quarter, we anticipate that sales of channel extension products will continue to decline in the future.

Service revenue for the Network Solutions Division, including maintenance and professional services, for the three and nine months ended September 30, 1999 totaled $9.1 million and $26.2 million, respectively, increases of 28% and 29%, respectively, when compared to the same periods of 1998. Professional service revenue for the three and nine months ended September 30, 1999 totaled $1.1 million and $3.3 million, respectively, increases of 173% and 361%, respectively, when compared to the same periods of 1998. The growing installed base of customers using our products accounted for the remaining increase in service revenue.

Revenue from Enterprise Integration Solutions Division products for the three and nine months ended September 30, 1999 totaled $4.2 million and $13.7 million, respectively, decreases of 25% and 4%, respectively, when compared to the same periods of 1998. Revenue from the sale of Enterprise Application Integration
(EAI) products for the three and nine months ended September 30, 1999 totaled $2.6 million and $5.2 million, respectively, increases of 467% and 192%, respectively, when compared to the same periods of 1998. The increase is primarily due to growing customer demand for products that integrate legacy applications and networks with new networks and applications so that users can access business-critical information. Sales of server gateways and tools for the three and nine months ended September 30, 1999 totaled $1.6 million and $8.5 million, respectively, decreases of 69% and 32%, respectively, when compared to the same periods of 1998. The acquisition of Intelliframe has not had a significant impact on 1999 revenue.

Service revenue from the Enterprise Integration Solutions Division, including maintenance and professional services, for the three and nine months ended September 30, 1999 totaled $2.8 million and $8.3 million, respectively, increases of 12% and 11%, respectively, when compared to the same periods of 1998. Professional service revenue for the three and nine months ended September 30, 1999 totaled $1.3 million and $3.4 million, respectively, increases of 105% and 101%, respectively, when compared to the same periods of 1998.

Revenue generated from the sale of products and services outside the United States for the three and nine months ended September 30, 1999 totaled $13.1 million and $39.0 million, respectively, increases of 17% for both periods when compared to the same periods of 1998. The increase is primarily due to growing demand from international customers for SAN and EAI product applications. Fluctuations in revenue for the three and nine months ended September 30, 1999 were primarily due to changes in sales volume. Price increases did not have a significant impact on revenue.

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

GROSS PROFIT

Gross profit margin from the sale of Network Solutions Division products for the three and nine months ended September 30, 1999 were 60%, compared to 61% and 64%, respectively, for the same periods of 1998. The decrease in gross profit margin for both periods is primarily due to an increase in UltraNet product sales that have a slightly lower gross margin than our traditional Channelink products. The decrease in gross profit margin for the nine months ended September 30, 1999 can also be attributed to a favorable purchase of raw materials that was realized in the first half of 1998.

Gross profit margin from Network Solutions Division services for the three and nine months ended September 30, 1999 were 51% and 47%, respectively, compared to 36% and 35%, respectively, for the same periods of 1998. The improvement in gross profit margin is attributable to new incremental revenue from professional services, which offers a higher gross margin than our traditional service business.

Gross profit margin from the sale of Enterprise Integration Solutions Division products for the three and nine months ended September 30, 1999 were 89%, compared to 78% and 80%, respectively, for the same periods of 1998. The increase in gross profit margin for the three and nine months ended September 30, 1999 can be attributed to lower margin hardware sales accounting for a smaller percentage of total product revenue.

Gross profit margin from Enterprise Integration Solutions Division services for the three and nine months ended September 30, 1999 were 17% and 28%, respectively, compared to 41% and 39%, respectively, for the same periods of 1998. The decline in service gross margin is primarily due to the drop-off in the server gateways and tools install base.

Actual gross profit margins on product sales for the balance of 1999 will depend on a number of factors, including the mix of products, acceptance of our new products, particularly in the SAN and EAI markets, the relative amount of products sold through sales channels other than our direct sales force, primarily OEM sales, and the level of price competition.

OPERATING EXPENSES

Sales and marketing expenses related to our Network Solutions Division for the three and nine months ended September 30, 1999 increased by $1.1 million and $2.6 million, respectively, increases of 15% and 11%, respectively, when compared to the same periods of 1998. The increase resulted from the additional expense associated with the higher level of product sales.

Engineering and development expense primarily relates to costs associated with development of new products and enhancements to existing products. Engineering and development expense related to our Network Solutions Division for the three and nine months ended September 30, 1999 increased by $1.1 million and $3.0 million, respectively, increases of 33% and 29%, respectively, when compared to the same periods of 1998. The increases are primarily due to the continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing need for SAN capabilities.

Engineering and development and sales and marketing expense for our Enterprise Integration Solutions Division increased by $901,000 or 25% for the three months ended September 30, 1999, when compared to the same period of 1998. The increase relates to engineering costs associated with the development of our Process Dynamics product and development of a sales and marketing force for EAI product sales. At the present time, we anticipate that Process Dynamics will be generally available in the first half of 2000. For the nine months ended September 30, 1999, these same expenses decreased by $1.2 million or 8%, when compared to the same period of 1998. The decrease is due to the completion of our initiatives in 1998 to reduce headcount and expense associated with this division.

General and administrative expenses for the three and nine months ended September 30, 1999 increased by $157,000 and $534,000, respectively, increases of 10% and 11%, respectively, when compared to the same periods of 1998. The increase is primarily attributable to the additional expense associated with the higher level of revenue for the three and nine months ended September 30, 1999, when compared to the same periods of 1998.

The operating margin as a percentage of total revenue for our Network Solutions Division for the three and nine months ended September 30, 1999 was 14% and 11%, respectively, compared to 5% and 8%, respectively, for the same periods of 1998. Operating margin as a percentage of total revenue for our Enterprise Integration Solutions Division for the three and nine months ended September 30, 1999 was a negative 10% and 0%, respectively, compared to 17% and a negative 7%, respectively, for the same periods of 1998. The decrease in operating margin in the third quarter of 1999 for the Enterprise Integration Solutions Division resulted from a faster than expected decline in revenue from the sale and support of our traditional server gateways and tools products.


OTHER

Other income for the three and nine months ended September 30, 1999 totaled $100,000 and $659,000, respectively, compared to $245,000 and $459,000, respectively, for the same periods of 1998. Other income for the nine months ended September 30, 1999 includes a $667,000 gain from our receipt of a payment relating to the sale of our vision product line. We presently anticipate, but cannot be assured, that two additional payments of $667,000 and $630,000 will be received and recognized as other income in March 2000 and March 2001, respectively.

We recorded a provision for income taxes for the three and nine months ended September 30, 1999 at an effective rate of 34%, compared to 37% for the same periods of 1998. Fluctuations in our effective income tax rate are primarily due to the amount of non-deductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation.

                        LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through the private and public sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

Cash, cash equivalents and marketable securities as of September 30, 1999 totaled $22.8 million, an increase of $10.5 million since December 31, 1998. Operations and proceeds from the exercise of stock options provided cash for the nine months ended September 30, 1999 of $13.0 million and $6.4 million, respectively. Uses of cash for the nine months ended September 30, 1999 included the purchase of property and equipment and field support spares totaling $7.8 million. We also made a $1.0 million installment payment during the first quarter of 1999 relating to our 1998 purchase of IntelliFrame.

On November 3, 1999, we announced a three-year agreement with Storage Tek under which we will manufacture and provide continuation engineering for Storage Tek's DXE/RDS Channel Extension product line, and Storage Tek will resell our UltraNet wide-area networking products. In connection with this agreement, we will purchase certain inventories and fixed assets from Storage Tek for approximately $4 million, which will be paid from existing cash on-hand.

Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. Our principal business operations are currently located in two separate facilities that have leases expiring in November 1999 and May 2001. We have leased a new building for our principal business operations with occupancy scheduled for the 1999 fourth quarter. Our annual pre-tax operating costs for the new building, on an ongoing basis, will be approximately $1.5 million higher than our current facility costs. The increase is due to the need for additional square footage. The lease rate for our new building is less than the cost to renew the lease at our current facility which expires in November 1999. We anticipate that our capital requirements to furnish and equip the new building will be approximately $1.5 million. We are actively trying to sublet our existing facility that has been leased through May 2001. We may be required to record a charge in the fourth quarter of 1999 if it appears that our sublease income from this facility will be less than our remaining non-cancelable lease obligation. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows form operations, will be adequate to fund our operating plans and meet our currently anticipated aggregate capital requirements, at least for the next twelve months.

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

The primary purpose of our products is to carry data between systems. We define year 2000 readiness for our products to mean that, as a result of date transition relating to the year 2000, our products will not fail in their task of transmitting data, or corrupt the data stream that they carry. A secondary issue relates to the cosmetic appearance of displays and status reports produced by our products. Our products utilize dates for logging alerts, messages, displays and reporting network traffic. These functions are ancillary to the products' primary operation of data transmission, and therefore are excluded from our definition of year 2000 readiness. We are committed to making displays and reports from our products clear and accurate. We tested our products for cosmetic appearance at the same time we tested our products for year 2000 readiness. The dates presented in certain versions of our software products are shown as two digits or contain other report anomalies. The appearance related anomalies have been or will be corrected in subsequent versions of our products that are scheduled to ship prior to January 1, 2000. We have identified certain year 2000 issues in some ancillary network management software that we provide, and have notified those affected customers that upgrades are available. Our cost to provide these upgrades is minimal.

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

YEAR 2000 RELATED RISKS

A worst case scenario relative to the year 2000 issue would be the discovery of additional year 2000 deficiencies in our products that require significant extra time and expense to correct. In addition, sales could be materially impacted in 1999 or 2000 if customers were to stop, or significantly reduce, procurement of new equipment for their data centers and networks until after the start of the year 2000. A critical year 2000 deficiency by a key supplier, coupled with a failure to locate a suitable alternative source of supply, could have a material impact on our business.

There can be no assurance that conversion of the company's hardware and software will be successful, that key third parties will have successful conversion programs, that the Company's products do not contain undetected errors or defects associated with year 2000 date functions, or that other factors relating to year 2000 compliance, including but not limited to litigation, will not have a material adverse effect on the Company's business, results of operations or financial condition.

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


                             NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. We have a significant number of customers located in European Union countries participating in this conversion. The conversion may have competitive implications for our pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. Our new business system implemented as of January 1999 is capable of handling the new euro currency. There is no assurance, however, that all problems related to the conversion will be foreseen and corrected, or that no material disruptions of our business will occur.

                                  MARKET RISK

We have no derivative financial instruments in our cash, cash equivalents and marketable securities. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit and investments in commercial paper.

At September 30, 1999, our marketable securities include a $727,000 investment in a Standard & Poors 500 stock price index fund, which was purchased to directly offset any investment gains or losses owed to participant's under our executive deferred compensation plan.

We are exposed to certain market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. We have hedged a portion our risk by purchasing forward exchange contracts for 1.3 million British pounds sterling that settle at various times through January 31, 2000.


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


                          FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, other documents filed with the Securities and Exchange Commission, our press releases and oral statements made by or with the approval of our executive officers contain forward looking statements under the Private Securities Litigation Reform Act of 1995. These forward looking statements may include statements about our anticipated receipt of orders and their impact on quarterly sales, business strategy, expectations regarding future revenue levels, timing of and plans for the introduction or phase-out of products or services, enhancements of existing products or services, plans for hiring additional personnel, entering into strategic partnerships, and other plans, objectives, expectations and intentions that are not historical fact.

The words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures, (ii) variability in quarterly sales, (iii) economic trends in various geographic markets; (iv) relationships with our strategic partners; (v) year 2000 issues; (vi) unanticipated risks associated with introducing new products and features, including Process Dynamics; (vii) technological change affecting our products and (viii) other events and other important factors disclosed previously and from time to time in our other filings with the U.S. Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

                  11. Statement Re: Computation of Net Income per Basic and Diluted Share.

                  27.  Financial Data Schedule.


            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                                 (Registrant)


Date: November 11, 1999      By: /s/ Gregory T. Barnum
                                 ------------------------
                                 Gregory T. Barnum
                                 Chief Financial Officer
                                 (Principal financial officer)

                             By: /s/ Jeffrey A. Bertelsen
                                 ------------------------
                                 Jeffrey A. Bertelsen
                                 Corporate Controller and Treasurer
                                 (Principal accounting officer)

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

11.   Statement Re: Computation of Net Income per Basic and Diluted Share......................Electronically Filed

27.   Financial Data Schedule................................................................. Electronically Filed