Form 10-K405
period 1999-12-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2000-03-29
CIK 701319

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K
                           -------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER: 0-13994

                           -------------------------

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           -------------------------

                  MINNESOTA                                      41-1356476
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification No.)
               or Organization)

 6000 NATHAN LANE NORTH, PLYMOUTH, MINNESOTA                       55442
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (763) 268-6000
              (Registrant's telephone number, including area code)

                           -------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

                           -------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 1, 2000 was approximately $601,643,000 based on a closing price of $25.56 per share as reported by the Nasdaq National Market on such date.
     As of March 1, 2000 Registrant had 23,893,295 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Computer Network Technology Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART 1

Item 1.     Business....................................................    1
              Overview..................................................    1
              Recent Accomplishments; Potential Divestiture of
              Enterprise Integration Solutions Division.................    2
              Networking Solutions Division.............................    2
              Enterprise Integration Solutions Division.................    9
              Professional Services.....................................    11
              Other Product Support.....................................    11
              Sales and Marketing.......................................    11
              Research and Development..................................    11
              Manufacturing and Suppliers...............................    12
              Competition...............................................    13
              Intellectual Property Rights..............................    13
              Employees.................................................    14
              Special Note Regarding Forward Looking Statements.........    14
Item 2.     Properties..................................................    15
Item 3.     Legal Proceedings...........................................    15
Item 4.     Submission of Matters to Vote of Security Holders...........    16
Item 4.A    Executive Officers of the Company...........................    16
                                      PART II
Item 5.     Market for the Registrant's Securities and Related
            Shareholder Matters.........................................    18
Item 6.     Selected Consolidated Financial Information.................    19
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    20
Item 7.A    Quantitative and Qualitative Disclosures about Market
            Risk........................................................    29
Item 8.     Consolidated Financial Statements and Supplementary Data....    30
Item 9.     Changes in and Disagreements with Accountants and Financial
            Disclosure..................................................    51
                                      PART III
Item 10.    Directors and Executive Officers............................    52
Item 11.    Executive Compensation......................................    52
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    52
Item 13.    Certain Relationships and Related Transactions..............    52
                                      PART IV
Item 14.    Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................    53
SIGNATURES..............................................................    58

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

OVERVIEW

     We are principally a provider of hardware and software products for storage area networks, or SANs. A SAN is a high speed network within a business's existing computer system that allows the business to manage its expanding data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of products for critical SAN applications such as remote disk mirroring, or the real time back-up of data to remotely located disks, and remote tape vaulting, or the back-up of data to remotely archived tapes. Our revenues from our SAN products were approximately $53.6 million, $31.9 million and $6.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     We operate as two separate divisions -- the Networking Solutions Division and the Enterprise Integration Solutions Division. Our Networking Solutions Division sells SAN products and our established channel networking products. Our Enterprise Integration Solutions Division develops and sells enterprise application integration, or EAI, software that automates the integration of computer software applications, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. Both divisions offer professional consulting and support services. Information regarding segment revenues and other segment information is included in note 13 to our consolidated financial statements included herewith.

     Our SAN products enable businesses to cost-effectively manage their increasing storage requirements, flexibly add to and reconfigure their existing SANs, provide faster access to greater amounts of data, protect their data more efficiently and protect increasing amounts of data. Our SAN products consist primarily of our UltraNet(R) and Channelink(R) families of products. We market our SAN products directly to customers and through worldwide distributors and original equipment manufactures, or OEMs, including Compaq, IBM and StorageTek. We also have strategic marketing partnerships with leading storage industry companies, including Brocade, EMC, Hitachi Data Systems, Legato and SCH.

     We believe we were the first to develop, and remain a leader in, the following SAN applications:

     - SANs over wide area networks, or WANs. WANs are networks dispersed over long distances that communicate by third party telecommunications lines. SANs over WANs allow businesses to manage and protect data across remote locations, in real-time if necessary, through applications such as remote disk mirroring and remote tape vaulting.

     - Fibre Channel-based SANs over WANs. Fibre Channel is a recently developed technology that dramatically improves the speed of data input and output, or I/O, between existing SAN storage devices and the ability to connect additional devices to SANs.

     - SANs over IP-based networks. In conjunction with EMC, we recently introduced the first product to allow remote disk mirroring to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. This product will uniquely enable businesses that use virtual private IP-based networks, including many Internet businesses, to build SAN over WAN applications.

     Our SAN solutions operate across all business computing environments, including open systems, servers and mainframes. Open systems and servers are newer systems that are easy to scale, or expand, and that use hardware and software standards not proprietary to any vendor. Mainframes are computer systems with high processing power that have historically been used by large businesses for storing and processing large amounts of data. Compared to available alternatives, we believe our SAN products offer greater ability to connect various applications and heterogeneous environments using different interfaces, protocols and standards, and to connect and link devices in SANs transparently, meaning with little or no alteration of other vendors' hardware or software products.

     We believe our recent introduction of our product that enables SAN applications over IP-based networks will benefit existing customers and expand our reach into the rapidly growing Internet market. This product extends the "bandwidth on demand" advantages of IP-based networks into storage applications and allows customers to access telecommunications capacity only as needed through a general connection, as opposed to leasing expensive dedicated lines. In addition to cost-savings, our IP-based network product allows customers to save the time traditionally associated with procuring leased lines. We believe that these cost and time savings, along with the generally expected decreasing costs of telecommunications capacity, will create high-growth opportunities for us in remote disk mirroring and future SAN applications we enable. In addition, as Internet companies typically generate large amounts of critical data relative to their size, they should further increase demand for our products. Current customers using our SAN over IP solutions include MCI Worldcom, Excite@home.com and Neoforma.com.

RECENT ACCOMPLISHMENTS; POTENTIAL DIVESTITURE OF ENTERPRISE INTEGRATION SOLUTIONS DIVISION

     SAN applications over IP-based networks. In conjunction with EMC, we recently introduced products to enable remote disk mirroring over IP-based networks using EMC's widely used Symetrix Remote Data Facility, or SRDF, software. SRDF software controls the complex data copy and data recovery process used in remote disk mirroring. While our current IP solution works exclusively with SRDF, we anticipate expanding our product offering to other vendors.

     Reseller agreement with Compaq. In November 1999, Compaq entered into a multi-million dollar commitment to resell our SAN products. Compaq is packaging our Fibre Channel-based SAN over WAN solutions with their product offerings.

     StorageTek reseller agreement and asset acquisition. In November 1999, we entered into a three-year agreement with StorageTek, under which it will resell our SAN over WAN products. In addition, we purchased StorageTek's DXE/RDE product line for $2.5 million in cash and assumed ongoing manufacturing and engineering responsibility for this product line. This acquisition will provide us with access to StorageTek's large installed base of customers for cross-selling our SAN products.

     On January 3, 2000, we announced our intention to explore the divestiture of all or part of the Enterprise Integration Solutions Division. Currently, the Networking Solutions Division and the Enterprise Integration Solutions Division have distinct and unrelated operations, products and core markets. We believe a divestiture of this division will allow management of our separate divisions to better focus on their core businesses and potentially enhance the prospects and results of operations of each division.

     We have been focusing on the relative benefits and feasibility to both divisions of a divestiture of all or part of the Enterprise Integration Solutions Division, the potential benefits to be obtained, and whether to structure the divestiture as a sale or spin-off. We have engaged in discussions with several parties concerning the sale of this division. No final decisions regarding the feasibility, nature, timing or structure of such a transaction have been reached and such divestiture may not occur. We will continue to invest in our Enterprise Integration Solutions Division as we evaluate possible options for this division over the next few months.

NETWORKING SOLUTIONS DIVISION

SAN INDUSTRY BACKGROUND

  Growth in Enterprise Data

     We believe several forces will continue to drive the demand for our SAN products:

     - The demand for network storage capacity is growing rapidly. The volume of enterprise data is increasing significantly as businesses move toward more electronic transactions, such as email, e-commerce, credit card purchases and Web-based content distribution.

     - Actual and expected declines in telecommunications costs will make remote disk mirroring and remote tape back-up applications more cost effective for our customers.

     - SAN applications over IP-based networks will further expand the type and amount of data our customers will back-up and disk mirror to remote locations, and also bring Internet companies into our customer base.

     - The proliferation of the Internet has created new industries in Web hosting, or the storing of Web-based data, for e-commerce and other Internet companies by third parties, and data caching, or the storing of frequently accessed Web-based data at multiple locations.

     As a result of the foregoing and other factors, International Data Corporation estimates that disk storage accessed by users grew from approximately 10,000 terabytes, or ten thousand trillion characters, in 1994 to approximately 116,000 terabytes in 1998. This figure is estimated to reach approximately 1,400,000 terabytes in 2002, which reflects a compound growth rate of 86% per year. Further, global spending on SAN-related solutions is estimated to grow from approximately $250 million in 1998 to an estimated $2.4 billion in 2002, according to Dataquest. These increasing volumes of data are challenging businesses to implement systems that allow users to share, access and protect information across the enterprise.

  Limitations of Traditional Storage Solutions

     The rapid escalation of the size and amount of data stored has presented organizations with significant data management challenges and increased storage related costs. As the volume of data stored and the numbers of users that require access to the data continue to increase, storage systems and servers are burdened by an increased number of input/output, or I/O, transactions they must perform. However, traditional storage architecture has inherent speed, distance, capacity and performance constraints. For example, depending on the standards and protocols used, the following constraints may exist:

     - bandwidth, or the data transmission rate, is generally fixed at 15, 40 or 80 megabytes per second;

     - distance between devices is limited to 12 to 150 meters;

     - connectivity is limited to 15 storage devices;

     - the lack of data management capability in SCSI devices places the burden for management tasks on servers, thereby degrading network performance;

     - if the server to which the data storage device is connected fails, the data cannot be accessed; and

     - LAN performance can be significantly degraded while the LAN is being used for storage back-up applications.

  Advent of Fibre Channel

     In response to the speed, distance, capacity and performance limitations of traditional storage architectures, the Fibre Channel interface was developed in the mid-1990s as an open standard technology specifically for high performance, data intensive environments. Fibre Channel products offer over one gigabit per second of bandwidth and enable the inter-connectivity of millions of storage devices and servers. Fibre Channel also offers distance connectivity of up to 10 kilometers, a single interface for networking and I/O applications, technology that supports a variety of traditional I/O and LAN protocols and interfaces and the ability to support simultaneous two-way communications, which effectively doubles bandwidth. The introduction of the Fibre Channel interface means that SANs are becoming a viable alternative to traditional data storage architecture.

     However, Fibre Channel-based SANs do not provide complete solutions for managing large amounts of data in a distributed environment, where operating computers and storage devices are at different locations, often at great distances from one another. Consequently, solutions are required that address the following:

     - Distance -- Customers require products that support transfers over unlimited distances. Fibre Channel supports a maximum connection distance of 10 kilometers. Transmission across third party phone lines is not supported by Fibre Channel.

     - Connectivity -- Customers want their existing computing systems to communicate with one another and share data. Mainframe systems have interface channels using the ESCON, T1 or bus and tag protocols, and open systems use SCSI or LAN standards known as TCP/IP, or Transmission Control Protocol/Internet Protocol. Fibre Channel switches cannot communicate with non-Fibre Channel switches, requiring further connectivity solutions. Protocols are a set of rules for communicating between computers. Standards are specifications for hardware or software that are widely used and accepted. An interface is the connection and interaction between hardware, software and the user.

     - Seamless storage solutions -- Distance and connectivity issues prevent remote fault-tolerant and disaster-proof storage solutions and interconnectivity of LANs to WANs. As a result, users are required to manually handle and transport their storage back-up tapes to off-site locations, resulting in additional expenses and inefficient data recovery.

     - Bandwidth on demand -- Dedicated high capacity telecommunications lines that have traditionally been used with SANs, namely T1, T3 and ATM lines, are expensive and permit remote back-up of only the most mission critical data. Customers require SAN solutions that utilize less expensive IP-based networks in order to remotely back-up greater amounts of information and make greater use of SAN advantages.

OUR SAN SOLUTIONS

     Our SAN products address the limitations of traditional storage architecture and Fibre Channel technology in the following ways:

     - SANs over unlimited distance -- Our products enable organizations to create secure SANs without any distance limitations. This allows the creation of SAN over WAN environments in such critical applications as remote disk mirroring and remote tape vaulting.

     - Any-to-any connectivity and scalability -- Our products are protocol independent -- they can connect devices that use Fibre Channel, SCSI, ESCON, bus and tag, T1 and TCP/IP protocols. Our products leverage leading technologies, such as Fibre Channel, and complement our customers' existing LAN/WAN infrastructures without burdensome hardware and software changes. Our products allow distributed storage to be consolidated from multiple servers to one storage device, which in turn can be accessed by a virtually unlimited number of servers.

     - IP-Based Network Solutions -- We currently enable EMC's SRDF software, which controls the complex copy and data recovery process of data mirroring, to operate over IP-based networks. This solution allows our customers to capitalize on the inexpensive bandwidth on demand capabilities of IP-based networks and improve time-to-market through faster network deployment over existing IP infrastructures, which is especially critical for new start-ups and Internet companies. While our IP solution currently operates only in conjunction with EMC's product offerings over virtual private networks, meaning private telecommunications lines using the IP protocol, we anticipate expanding the product offering to work with products of other storage vendors and over the public Internet.

OUR SAN STRATEGY

     We intend to build upon our position as a leading provider of networking storage solutions. Key elements of this strategy are as follows:

  Extend SAN Leadership

     We intend to extend our SAN leadership by continuing to broaden our product and service offerings and by expanding our SAN solutions into new markets. Our recent introduction of SAN applications over

IP-based networks is an example of this strategy. We intend to build market share by continuing to focus on areas which make SANs more useful, such as SAN over WAN applications, any-to-any connectivity, and IP-based network solutions. To achieve leadership, we intend to capitalize on the remote disk mirroring and remote tape vaulting capabilities of our products.

  Expand IP-Based Network Solutions

     Currently, our IP-based network solutions enable remote disk mirroring over virtual private networks in conjunction with EMC's SRDF software products. We are currently developing solutions to facilitate other SAN applications, including remote tape vaulting, as well as solutions which will operate in conjunction with the product offerings of other storage vendors. Longer term, we intend to develop solutions for use over the public Internet infrastructure.

  Partner with SAN Industry Leaders

     We have established relationships with leaders in the SAN market, including storage vendors, storage management software providers and Fibre Channel switch manufacturers. Our strategic partners include companies such as Brocade, Compaq, EMC, Hitachi Data Systems, IBM, Legato, SCH and StorageTek. We intend to strengthen our relationships with existing strategic partners and develop relationships with new strategic partners that offer complementary products and services. We believe that current and future strategic relationships will facilitate the integration of our products with our strategic partners, thereby increasing our market share and reducing the length of our sales cycle.

  Focus on Professional Services

     Our professional services help customers evaluate, analyze, install, manage and grow data centers and storage networks. We believe this value-added professional service assists customers in installing and managing data centers and storage networks better than they could on their own. Our product implementation planning and turn-key installations bolster sales of our products and allow us to generate high margin revenues.

  Offer Bundled Storage and Telecommunication Solutions

     Currently, we partner with telecommunications providers to offer a bundled solution that contains our SAN solutions and a telecommunication service. It is our intent to partner with storage service providers who will offer our products as part of their outsourced storage solutions. This will allow our customers to obtain end-to-end solutions from a single vendor.

OUR SAN PRODUCTS

     Our SAN products include the UltraNet(R) family of storage products, and our channel networking product known as Channelink(R).

     UltraNet(R) Storage Director is a high performance switching application that operates at the center of the SAN. It enables SANs to establish a direct connection between storage elements and servers and share data among diverse servers and storage systems. The switch provides connectivity among SCSI, ESCON, Fibre Channel and WANs. Two sizes are offered -- with 6 or 12 expansion slots.

     UltraNet(R) Storage Gateway provides much of the same functionality and performance of the UltraNet(R) Storage Director at a lower entry price. The product is targeted at small remote disk mirroring applications.

     UltraNet(R) Open Systems Director is based on the same architecture as the UltraNet(R) Storage Director. It allows large numbers of SCSI and Fibre Channel storage devices to be shared in an open systems environment.

     UltraNet(R) Open Systems Gateway provides much of the same functionality and performance of the UltraNet(R) Open Systems Director at a lower entry price.

     UltraNet(R) Fibre Channel Switch enhances our ability to provide open systems solutions for Fibre Channel only configurations as well as mixed environments. Mixed environments can include SCSI server and storage systems that require access to Fibre Channel solutions. Brocade manufactures this switch and we resell it alone or with our SAN system solutions. This switch is available in 8 and 16 expansion slot models.

     Channelink(R) offers connectivity over unlimited distances and is used for remote disk mirroring and remote tape vaulting in environments using older protocols.

APPLICATIONS FOR OUR SAN SOLUTIONS

     Our SAN solutions are used for immediate, or real-time, back-up and recovery, and support a technology known as remote disk mirroring. Disk mirroring avoids the serious threat to businesses posed by the loss of data between data system back-ups by simultaneously creating up-to-the-minute images of business-critical data on multiple back-up storage disks. Our remote disk mirroring technology permits the back-ups to be transmitted to a geographically separated location, thereby reducing the risk of natural and site-wide disasters. This technique also permits rapid recovery of data when needed, as it is not necessary to reload tapes.

     We also enhance continuous business operations. Traditional LAN-based storage management requires manual handling and transportation of storage to an off-site location. While this ensures a physically-separated copy of valuable corporate data, it requires additional time and expense for handling and transportation. In addition, finding the right tape in a timely manner can be difficult. By bridging the SAN over the WAN, back-ups can be instantly made to remote locations on disk media, including by disk mirroring, or on tape, known as electronic tape vaulting. The benefit is secure archiving and timely retrieval of the correct business-critical data.

OUR SAN PARTNERS

     Offering customers effective SAN solutions requires integrating diverse components, including disk and tape storage devices, storage management software, network management products and Fibre Channel products. The optimal package of goods and services allows a customer to reduce storage management costs by consolidating data centers and centralizing data management. We work with our business partners to provide customers with those benefits. Our SAN alliances include those with key storage vendors, storage management software providers and manufacturers of Fibre Channel products. We market our SAN products directly through worldwide distributors and OEMs, including Compaq, IBM and StorageTek. We also have strategic marketing partnerships with leading storage industry companies, including Brocade, EMC, Hitachi Data Systems, Legato and SCH. Benefits of our alliances include:

     - The working relationship provides us with visibility regarding market trends and technology requirements and allows us to contact customers earlier in the sales cycle and ascertain their needs.

     - Sales of storage systems for disk mirroring provides a ready market for our remote disk mirroring applications.

     - A platform to demonstrate our interoperability with various platforms and integrate heterogeneous components allowing us to gain preferred provider status with key vendors.

     - The resulting customer base provides us with strong reference accounts to further increase market penetration.

  EMC

     We have established a relationship with EMC for remote disk mirroring applications. This existing relationship was recently enhanced by an agreement to provide an exclusive package of remote disk mirroring hardware, software and implementation service. We are offering an exclusive package of our hardware, software and implementation services to EMC's customers. Together with EMC, we offer complementary professional services and linked customer support organizations. We work with EMC to provide our mutual customers with timely, effective service. In the year ended December 31, 1999, sales of our SAN products to customers using EMC's disk mirroring systems accounted for 30% of our total product revenues and 35% of our Networking Solutions Division product revenues. We also market our remote disk mirroring applications with other vendors, including Hitachi Data Systems and IBM.

  IBM

     IBM is one of our oldest strategic partners. We coordinate local market activities with IBM, provide mutual assistance and prepare combined proposals. We also partner with IBM to provide customers with disaster avoidance and recovery capability and remote disk mirroring applications.

  StorageTek

     We recently entered into a three-year agreement with StorageTek under which it will re-sell our SAN over WAN products. In addition, we purchased StorageTek's DXE/RDE product line for $2.5 million in cash and assumed ongoing manufacturing and engineering responsibilities for this product line. This acquisition will provide us with access to StorageTek's large installed base of customers for cross-selling our SAN products. We have certified StorageTek's tape drives with our UltraNet(R) product and work closely with them to ensure interoperability.

  Compaq

     Compaq has entered into a multi-million dollar commitment to resell our SAN products. Compaq is packaging our Fibre Channel-based SAN over WAN solutions with their product offerings. Our UltraNet(R) Open Systems Gateway product supports Compaq's StorageWorks Data Replication Manager over long distances. The relationship with Compaq is significant because we believe Compaq is the largest provider of storage today.

  Brocade

     Our UltraNet(R) Fibre Channel Switch, which is manufactured by Brocade, became generally available on June 7, 1999. We believe the combination of our UltraNet(R) SAN solutions and UltraNet(R) family of Fibre Channel switches offers customers an attractive architecture for developing SAN solutions. The industry expects complete interoperability for Fibre Channel devices, and we believe our SAN solutions are a step in that direction.

OTHER NETWORKING SOLUTIONS PRODUCTS

     We also offer channel extension products, which are certified for use with over 250 different devices. These products offer connectivity over unlimited distances, free of limitations imposed by traditional standards and protocols. These products are used for the following applications:

     - Data Center Consolidation: The consolidation of data centers in different locations to one location; often useful after mergers or acquisitions.

     - Remote Printing/Imaging: High-speed digital printing or imaging at remote locations.

     - Data Center Load Balancing: Operating two or more data centers from one site. The application is transparent to the systems and servers that are interconnected as well as to data users, meaning users do not know that the data is not located centrally.

     Under our agreement with StorageTek, we have also assumed ongoing manufacturing and continuing engineering responsibility for StorageTek's DXE/RDE product line. This product line is used for similar applications as our Channelink(R) product line and substantially all sales of such products are to StorageTek.

PROFESSIONAL SERVICES

  SAN Assessment Services

     Our SAN assessment analyzes a company's storage needs, determines a SAN solution to meet those needs, and assists in development of a business case to justify the SAN solution. With a SAN assessment, we assist our customers in making their existing networks more flexible and easier to manage. This thorough assessment assists IT managers and corporate executives responsible for planning and funding computer resources in making sound data management and storage decisions.

     Our reliable, repeatable SAN assessment process includes the following phases. These phases are designed for efficient evaluation and recommendation of an appropriate SAN infrastructure for storage.

     - SAN audit: the audit contains a summary of business needs and an inventory of a customer's network components and a storage capability.

     - SAN analysis: the analysis includes a profile of a customer's current environment compared to its competitors, capacity planning, and a projection of a customer's future needs.

     - SAN recommendation: this phase develops a detailed summary report containing one to three recommended SAN solutions.

  SAN Implementation Services

     Our professional services help companies implement SAN solutions. Implementation includes project planning, designing and documenting a detailed network, installing SAN components, configuring SAN components, and testing the functionality of the implemented SAN solution. Our networking equipment is at the heart of our SANs implementations, and our long-standing partnerships with well-known and successful storage equipment and software manufacturers place us at the forefront of SAN technology.

ENTERPRISE INTEGRATION SOLUTIONS DIVISION

EAI INDUSTRY BACKGROUND

     Almost all businesses have made considerable investments in their information technology infrastructure. The distributed processing infrastructure used by large organizations typically includes mainframes, open systems and Internet architectures. Integrating existing and open systems has historically proved problematic for corporations seeking to leverage their investment in existing technology. Some vendors have offered middleware products as a partial solution to solve these time and expense problems relating to integrating legacy and open systems. Middleware software, while providing a connection between disparate applications, databases and transaction processing systems, has historically suffered from a variety of shortcomings. As a result, vendors are developing EAI products to address the historical limitations of middleware, including products that offer decreased maintenance efforts, a reduced level of skill required to integrate applications and a central point to control distributed networks. EAI products also offer the value-added promise of being able to put business knowledge and rules into an application network.

     Dataquest estimates sales of EAI products will grow from approximately $250 million in 1998 to approximately $1.4 billion in 2002. Growth in industry sales is expected to be driven by:

     - Value of information -- increasingly businesses view information as a strategic asset. Users require immediate access to information to provide quality customer service and to make business decisions.

     - Mergers and acquisitions -- the parties to such transactions must integrate data processing structures to realize the cost benefits from the transaction and the revenue benefits of cross selling to customers.

     - Re-engineering -- EAI products permit rapid development of new systems so that businesses can adapt to changing trends, like e-commerce.

OUR ENTERPRISE INTEGRATION SOLUTION

     Our EAI solutions help organizations integrate legacy applications with powerful new business applications that improve customer productivity and customer satisfaction. Our EAI solutions preserve our customers' investment in their computer systems, allow enterprise-wide real-time access to data, are flexible and highly scalable. In addition to integrating existing systems, our EAI solutions are particularly suited for developing new applications, such as:

     - CRM Applications: CRM applications facilitate integration of information collected in different areas of a company that affect customer relations. CRM applications can instantly pull together customer information from multiple databases.

     - E-Commerce Applications: Customer data integrated from a variety of legacy environments can enhance a company's ability to interact with suppliers and partners, sell products and provide customer service over the Internet. Our solutions filter legacy data, translate and format it so that it can be used with Sun Microsystem's NetDynamics and Lotus' Domino products and other Internet tools to build effective Internet-based sales and service applications in less time.

     Further, InVista, a technology we acquired as part of our acquisition of IntelliFrame, includes new tools that provide business logic, rules and process work flow management for improved development and deployment of large e-commerce and CRM applications. With InVista, our EAI solution will be able to do more than just display information -- it will be able to suggest alternative courses of action. For instance, InVista can recommend whether a customer should use funds in an account to pay a credit card bill, or transfer funds to a more favorable interest bearing account. We anticipate distributing test versions of our EAI product incorporating InVista technology during the first half of calendar year 2000.

     Our EAI products are marketed through a direct sales staff and through our business partner program. An alliance with Siebel provides a comprehensive solution to established call centers and for sales force applications. Alliances with Cap Gemini, Deloitte Consulting and PricewaterhouseCoopers provide a platform for each business partner to introduce our EAI products to customers by trained specialists.

OUR ENTERPRISE INTEGRATION SOLUTIONS PRODUCTS

     Enterprise/Access 2000 is a development tool that permits legacy applications to be linked real-time with new business applications. The product will include InVista technology when our research and development is complete. Enterprise/Access 2000 uses a "zero coding" approach, i.e., it captures application screens, analyzes the interaction between the legacy system and the user, builds a model of the legacy application, and establishes all of the necessary data paths, transformations and logic for integrating the legacy application with the new front-end application. As a result of "zero coding," Enterprise/Access 2000 provides one of the fastest ways to e-commerce by enabling the easy reuse of existing legacy application programs. Key features of Enterprise/Access 2000 include:

     - no changes to our customers' existing applications software environment;

     - a graphical user interface, which promotes rapid implementation;

     - three-tier architecture for mainframe, server and client workstations, which enhance scalability and transparency; and

     - centralized management to administer, monitor and troubleshoot large-scale deployments.

     Enterprise/Connect uses TCP/IP to connect existing systems to open systems and to implement solutions for connecting mainframes to the Internet. This product is a complete package of applications providing mainframe connectivity via standard Web browsers, which are the standard interface on Internet applications. The browsers, based on the Java programming language, function as the universal window for access to mainframe terminal, file transfer and print services.

ENTERPRISE INTEGRATION SOLUTIONS BUSINESS PARTNERS

     Our business partner program couples us with vendors of complementary products and systems integrators who provide us with valuable distribution channels.

  Cap Gemini

     Cap Gemini uses our Enterprise/Access 2000 product for developing corporate intranets and extranets that require access to mainframe systems. Cap Gemini used the Enterprise/Access product to develop a working prototype for Telecom Italia that allows browser-based access to legacy data.

  Deloitte Consulting and PricewaterhouseCoopers

     We believe Deloitte Consulting's and PricewaterhouseCoopers' trained professionals will provide a knowledgeable base of consultants to recommend and implement our EAI products. We anticipate that these relationships will enhance sales and provide an additional distribution and implementation channel.

  Siebel Systems

     Siebel, who is the world's leading supplier of CRM software, focuses on software for field sales, customer service, telesales, telemarketing, field service third-party resellers and Internet based e-commerce and self-service. Siebel references our Enterprise/Access 2000 product that integrates with Siebel's products to give users easy, real-time access to customer information from back-office legacy applications, minicomputers and open systems.

PROFESSIONAL SERVICES

     We have developed a number of professional services programs to help customers meet their business objectives on time and within budget:

          Proof of Concept: We provide prototype applications to help customers gain confidence with the selected product in the context of their own system design.

          Project Mentoring: We offer ongoing consulting support throughout a project's lifecycle, ensuring that customers have the support they need for a successful implementation.

          System Architecture and Design: We provide large-scale system design, including transaction definition, process diagrams and logic flows.

          Development and Deployment: We provide complex, business-critical application development as well as ongoing management of deployed applications.

          Adoption: We provide services such as architecture, design and code review as well as implementation training.

OTHER PRODUCT SUPPORT

     Both divisions offer standard maintenance contracts. The contracts generally have a one-year term and provide for advance payment. Customers are offered a variety of contracts to choose from to suit their particular needs. For instance, current options allow a customer to choose support seven days a week, 24 hours per day, or five days per week, 11 hours a day. Other options offer the customer the choice to select air shipment or replacement parts, with the part being installed by the customer's staff, or on site support with spare parts and service being provided by a local parts distributor.

SALES AND MARKETING

     We market the products of both our divisions in the United States through a direct sales force. We have established representative offices in Canada, the United Kingdom, France, Germany, Australia, Japan, The Netherlands, Brazil and Mexico. We also market the products of both divisions in the United States and throughout the world through OEMs, systems integrators and independent distributors.

     Each division maintains its own marketing staff and direct sales force. While the customer bases of the divisions overlap, the persons who evaluate and authorize product purchases at customer organizations are usually different. The Networking Solutions Division currently employs approximately 167 persons in its marketing and sales organization, and the Enterprise Integration Solutions Division currently employs approximately 50 persons in its marketing and sales organization.

RESEARCH AND DEVELOPMENT

     The markets in which we operate are characterized by rapidly changing technology, new standards and changing customer requirements. Our long term success in these markets depends upon our continuing ability to develop advanced network hardware and software technologies and EAI products. Each division maintains its own research and development staff.

     To meet the future demands of our customers, we expect to:

     - increase the compatibility of our products with the products made by others;

     - emphasize the flexible and modular architecture of our products to permit the introduction of new and improved products within existing systems;

     - continue to focus on providing sophisticated diagnostic support tools to help deliver high network availability and, in the event of failure, rapid return to service; and

     - develop new products based on customer feedback and market trends.

     Research and development expenses were equal to 16% of our total revenue in 1999, compared to 16% and 18% of total revenue in 1998 and 1997, respectively. We intend to continue to apply a significant portion of resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.

MANUFACTURING AND SUPPLIERS

     In-house manufacturing activities for our products primarily involve quality assurance testing of subassemblies and final system assembly, integration and quality assurance testing. We became ISO 9001 certified in 1999 and have been ISO 9002 certified since 1993.

     We manufacture our products based on forecasted orders. Forecasting orders is difficult as most shipments occur at the end of each quarter. Our customers generally place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, we believe that backlog is generally not meaningful for purposes of predicting our revenue for any fiscal period.

     Some of our products, including Fibre Channel switches and wave division multiplexers, are manufactured by OEMs for sale by us. We manufacture our other products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, each manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.

     At December 31, 1999, we held $1.7 million of inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for approximately $80.9 million of sales in 1999. We expect that this inventory will be used in the ordinary course of our business over the next six years. Relevant parts will have to be redesigned after the inventory is used.

     We believe that we currently have adequate supply channels. Components and subassemblies used in our products and systems are generally available from a number of different suppliers. However, certain OEM products, such as Fibre Channel switches and wave division multiplexers, and key components in our other products are purchased from a limited number of sources. We do not anticipate any difficulty in obtaining an adequate supply of purchased OEM products and required components. An interruption in our existing supplier relationships or delays by some suppliers, however, could result in production delays and harm our results of operations.

COMPETITION

     Our products are sold in markets where other market participants have significantly greater revenues and internationally known brand names. Many of those market participants do not currently sell products similar to ours. However, such market participants may do so in the future, and new products we develop may compete with products sold by well-known market participants. Our competitors in channel networking and SAN include storage system vendors and others including Ancor, Computerm, Crossroads, Data Switch, Gadzoox, McData, Network Systems, StorageTek and Vixel. IBM and Cisco Systems currently compete with us in the server gateways and tools area. Neon Systems and TSI currently compete with our Enterprise/Access 2000 product. Neon Systems and TSI have product suites with broader capabilities than our EAI products, although we believe our EAI products occupy a special market niche with respect to access to legacy systems.

     The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitive pressures may materially harm our business.

     The competitive environments of markets in which our SAN and EAI products are sold are not yet fully developed. Accordingly, we are not in a position to prepare long range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, customers and business partners could possibly develop and introduce competing products. We anticipate the markets will be highly competitive.

     The declining sales of channel networking and server gateways and tools products present unique competitive pressures. We anticipate pricing pressures may increase in these markets. Consolidation of competing vendors of these products could also have negative consequences.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure agreements and technical measures to establish and protect our intellectual property rights. That protection may not preclude competitors from developing products with features similar to our products.

     We currently own three patents and have seven patent applications filed or in the process of being filed in the United States. Our pending patent applications, however, may not be issued. We have not applied for patent protection in any foreign countries. Not all of our unique products are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.

     We are also dependent upon a patent license agreement to manufacture our Channelink(R) and UltraNet(R) products that use ESCON. This license expired on December 31, 1999. We believe the license can be renewed on terms that would not materially harm our operating results. If we are unable to renew this license, we may be prohibited from further use of the subject technology and our operating results and financial condition could be materially harmed.

     We have from time to time received, and may in the future receive, communications from third parties asserting that our products infringe on their patents. We believe that we possess or license all required proprietary rights to the technology involved in our products and that our products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of others. However, there can be no assurance that others will not claim a proprietary interest in all or a part of the technology we use or assert claims of infringement. Any such claim, regardless of its merits, could involve us in costly litigation and materially harm our business.

     The existence of a large number of patents in the markets in which our products are sold, the rapid rate of issuance of new patents and short product development cycles means it is not economically practical to determine in advance whether a product infringes patent rights of others. We believe that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not materially harm our consolidated financial position or results of operations. However, there can be no assurance in this regard.

EMPLOYEES

     As of December 31, 1999, we had 691 full-time employees. On that date, 137 full-time employees provided services to both divisions and are members of our administrative and manufacturing departments. On that date, the Networking Solutions Division had 427 employees and the Enterprise Integration Solutions Division had 127 employees. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

     - anticipated receipt of orders;

     - business strategy;

     - timing of and plans for the introduction or phase-out of products or services;

     - enhancements of existing products or services;

     - plans for hiring additional personnel;

     - entering into strategic partnerships; and

     - other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

     When used in this prospectus, the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed under cautionary statements included as
Exhibit 99 and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2. PROPERTIES

FACILITIES AND PROPERTIES

     Our principal administrative, manufacturing, engineering and development functions are located in leased facilities in the Minneapolis, Minnesota suburb of Plymouth. We also lease space in Westborough, Massachusetts, primarily for the development and support of software products for our Enterprise Integration Solutions Division. We lease space in Atlanta, Georgia for development of certain products. In addition, we lease office space in England, France, Germany, Australia, Japan, The Netherlands, Brazil and Mexico. We also lease space for sales offices for our direct sales staff and systems consultants in a number of locations throughout the United States and Canada. We believe our facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any legal proceedings that could materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers are as follows:

NAME                                                 POSITION SERVED                     AGE
----                                -------------------------------------------------    ---
Thomas G. Hudson..................  Chairman of the Board, President and Chief           53
                                    Executive Officer
Gregory T. Barnum.................  Chief Financial Officer, Vice President of           45
                                    Finance and Corporate Secretary
Jeffrey A. Bertelsen..............  Corporate Controller and Treasurer                   37
Richard E. Carlson................  Vice President of Manufacturing                      62
William C. Collette...............  Chief Technology Officer and Vice President of       56
                                    Advanced Technology
Peter Dixon.......................  Vice President of Worldwide Business Development     50
                                    and Product Marketing
Nick V. Ganio.....................  Group Vice President of Worldwide Sales,             40
                                    Marketing and Services
Mark R. Knittel...................  Group Vice President of Worldwide Product            45
                                    Operations
Kristine E. Ochu..................  Vice President of Human Resources                    38

     Thomas G. Hudson has served as President and Chief Executive Officer since June 1996, as a director since August 1996 and Chairman of the Board since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM, most recently as Vice President Services Sector Division. Mr. Hudson's IBM career included varied product development, marketing and strategic responsibilities for IBM's financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990.

     Gregory T. Barnum was appointed Vice President of Finance, Chief Financial Officer and Corporate Secretary in July 1997. From September 1992 to July 1997, Mr. Barnum served as Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary at Tricord Systems, Inc., a manufacturer of enterprise servers. From May 1988 to September 1992, Mr. Barnum served as the Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for Cray Computer Corporation, a development stage company engaged in the design of supercomputers. Prior to that time, Mr. Barnum served in various accounting and financial management capacities for Cray Research, Inc., a manufacturer of supercomputers. Mr. Barnum is a graduate of the University of St. Thomas.

     Jeffrey A. Bertelsen was appointed Corporate Controller and Treasurer in December 1996. Mr. Bertelsen served as our Controller from March 1995 to December 1996. From 1985 to March 1995, Mr. Bertelsen was employed by KPMG LLP, a public accounting firm, most recently as a Senior Audit Manager. Mr. Bertelsen is a graduate of the University of Minnesota.

     Richard E. Carlson was appointed Vice President of Manufacturing in January 1992. Mr. Carlson served as Director of Manufacturing from August 1990 to January 1992. From 1981 to 1990, Mr. Carlson was employed by Zycad Corporation, a manufacturer of special purpose computers, and most recently served as Vice President of Product Development and Operations. Mr. Carlson holds a bachelor of science degree in mechanical engineering from the University of Minnesota. Mr. Carlson retired in March of 2000.

     William C. Collette was appointed Chief Technology Officer in December 1998 and Vice President of Advanced Technology in October 1999. Mr. Collette served as our Vice President of Engineering from December 1995 to October 1999, and as our Director of Future Software Development and as a Software Development Manager from June 1993 to December 1995. From 1990 to 1993, Mr. Collette was employed by SuperComputer Systems, Inc. as a Senior Software Engineer, where he worked with Steve Chen to design the networking for the SS1 Supercomputer. Mr. Collette holds a bachelors degree in business management from Metro State University.

     Peter Dixon was appointed Vice President of Worldwide Business Development in November 1998 and Vice President of Product Marketing in October 1999. Mr. Dixon served as our Vice President of Worldwide Distribution from March 1998 to November 1998, Vice President of International Sales from January 1990 to March 1998, Vice President of Strategic Account Marketing from January 1989 to January 1990 and as Director of Distribution Marketing and Sales from February 1988 to January 1989. From 1985 to 1988, Mr. Dixon served as an Account Manager with National Advanced Systems Canada, Inc. and its predecessor, Sand Technology Systems, Inc., companies involved in the marketing of mainframe peripherals.

     Nick V. Ganio was appointed Group Vice President of Worldwide Sales, Marketing and Services in October 1999. From November 1998 to October 1999, Mr. Ganio served as Vice President of Worldwide Sales and also as Vice President of Direct Sales Worldwide from April 1998 to November 1998. From September 1996 to February 1998, Mr. Ganio served as Vice President of Worldwide Sales and Marketing for Xyplex, Inc. From March 1987 to September 1996, Mr. Ganio held various high-level positions with Digital Equipment Corporation, including Vice President of Operations in Japan, Vice President and General Manager of the Americas Networks Product business and Vice President and Executive Assistant to the Office of President. Mr. Ganio held various sales positions with IBM from May 1981 to February 1987. Mr. Ganio holds a bachelors degree, magna cum laude from Bernard Baruch College.

     Mark R. Knittel was appointed Group Vice President of Worldwide Product Operations in October 1999. From May 1997 to October 1999, Mr. Knittel served as our Vice-President of Marketing and also as our Vice President of Architecture and Business Development from March 1997 to May 1997. From July 1977 to March 1997, Mr. Knittel was employed with IBM where he held several executive development positions for both hardware and software networking products, as well as multiple strategy positions. Most recently, Mr. Knittel held the position of Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

     Kristine E. Ochu was appointed Vice President of Human Resources in March 1996 and served as our Director of Human Resources from May 1995 to March 1996. From January 1994 to May 1995, Ms. Ochu was employed by Data Systems and Management, a software development company, as Manager of Human Resources. From 1991 to 1994, Ms. Ochu was employed as a Director of Human Resources by DataCard, Inc., a diversified high technology manufacturing company. Ms. Ochu holds a bachelors degree in psychology and a masters degree in industrial relations from the University of Minnesota. Ms. Ochu attended the University of Michigan Advanced Human Resources Executive Program in 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market under the symbol "CMNT." The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
1999
  First Quarter.............................................  $17.56    $ 9.75
  Second Quarter............................................   30.63     13.00
  Third Quarter.............................................   23.25      9.19
  Fourth Quarter............................................   27.63      7.38
1998
  First Quarter.............................................  $ 5.00    $ 3.69
  Second Quarter............................................    5.88      3.88
  Third Quarter.............................................    6.50      3.50
  Fourth Quarter............................................   14.25      3.75

     As of March 13, 2000, there were 1,000 shareholders of record. The Company estimates that approximately an additional 6,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

                                DIVIDEND POLICY

     We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenue:
  Product sales.........................  $104,730    $95,475    $68,787    $74,170    $60,890
  Service fees..........................    46,963     38,060     29,054     22,939     17,947
                                          --------    -------    -------    -------    -------
          Total revenue.................   151,693    133,535     97,841     97,109     78,837
                                          --------    -------    -------    -------    -------
Cost of revenue.........................    65,968     54,828     41,691     43,112     32,572
Cost of revenue -- special charges......     1,414(1)      --         --         --         --
                                          --------    -------    -------    -------    -------
          Total cost of revenue.........    67,382     54,828     41,691     43,112     32,572
                                          --------    -------    -------    -------    -------
Gross profit............................    84,311     78,707     56,150     53,997     46,265
                                          --------    -------    -------    -------    -------
OPERATING EXPENSES:
  Sales and marketing...................    45,463     43,492     33,717     32,192     21,728
  Engineering and development...........    24,749     20,824     17,848     14,775     11,215
  General and administrative............     6,922      6,252      4,944      5,137      5,895
  Special charges.......................       901(1)     927(2)   4,934(3)   1,941(4)   2,500(5)
                                          --------    -------    -------    -------    -------
          Total operating expenses......    78,035     71,495     61,443     54,045     41,338
                                          --------    -------    -------    -------    -------
Income (loss) from operations...........     6,276      7,212     (5,293)       (48)     4,927
                                          --------    -------    -------    -------    -------
Other income, net.......................       110        427      1,400      2,072      1,608
Other nonrecurring income...............       667(1)      --         --         --         --
                                          --------    -------    -------    -------    -------
Income (loss) before income taxes.......  $  7,053    $ 7,639    $(3,893)   $ 2,024    $ 6,535
                                          ========    =======    =======    =======    =======
Net income (loss).......................  $  4,655    $ 4,729    $(2,314)   $ 1,360    $ 4,023
                                          ========    =======    =======    =======    =======
Diluted income (loss) per share.........  $    .18    $   .21    $  (.10)   $   .06    $   .17
                                          ========    =======    =======    =======    =======
Diluted shares..........................    25,818     22,572     22,702     23,557     23,443
                                          ========    =======    =======    =======    =======

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities............................  $ 26,895    $12,362    $10,824    $35,065    $28,409
Working capital.........................    50,715     35,587     30,380     48,192     44,282
Total assets............................   114,670     94,027     85,487     82,379     79,134
Long-term obligations...................     1,780      2,816        701         --         --
Total shareholders' equity..............    78,472     60,558     55,607     64,161     60,506

---------------
(1) Reflects special charges in the fourth quarter of 1999 of $1.4 million for the write-off of non-SAN-related products, $1.3 million for an abandoned facility, partially offset by the reversal of the remaining integration accrual of $430,000 relating to the acquisition of the Internet Solutions Division of Apertus Technologies, Inc. Special charges in the fourth quarter of 1999 totaled $.06 per share after tax. Reflects other nonrecurring income in the first quarter of 1999 of $667,000, or $.02 per share after tax, due to recognition of a payment received in connection with the sale of our vision product line.

(2) Reflects a special charge in the fourth quarter of 1998 of $927,000, or $.04 per share after tax, for purchased in-process research and development associated with the acquisition of IntelliFrame. The charge associated with the IntelliFrame acquisition was not deductible for tax purposes.

(3) Reflects special charges in the fourth quarter of 1997 of $4.9 million, or $.13 per share after tax, for purchased in-process research and development associated with the acquisition of the Internet Solutions Division of Apertus Technologies, Inc. and subsequent integration charges.

(4) Reflects special charges in 1996 of $2.7 million for the write-down of purchased technology, partially offset by a $779,000 reversal of a portion of the 1995 management reorganization charge.

(5) Reflects a special charge in 1995 of $2.5 million for a management reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of hardware and software products in the rapidly growing market for SANs. We market our SAN products through our Networking Solutions Division. The Networking Solutions Division also markets our established channel networking products, which enable computers to transmit data over unlimited distances. Our Networking Solutions Division is our principal business and accounts for the majority of our revenues. Our other division, the Enterprise Integration Solutions Division, develops and sells our EAI software that automates the integration of computer applications, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another.

     Revenues for the year ended December 31, 1999, increased 14% to a record $151.7 million, from 1998 revenues of $133.5 million. Excluding special charges, net income for 1999 was $6.2 million, or $.24 per share, compared to net income before special charges in 1998 of $5.7 million, or $.25 per share. Special charges from the 1999 fourth quarter include the remaining payments due for an abandoned facility, and write-off of certain non-SAN-related products, partially offset by the reversal of the remaining integration accrual relating to the 1997 acquisition of the Internet Solutions Division of Apertus. After the charges, we reported net income of $4.7 million, or $.18 per share, for 1999, compared to net income of $4.7 million, or $.21 per share, for 1998. Results for 1999 before and after special charges include recognition of a $667,000 gain, or $.02 per share after tax, from an earlier sale of our vision product line.

     Total product revenue for 1999 was $104.7 million, up 9.7% from $95.5 million in 1998. Our Networking Solutions Division saw total revenues increase 22%, driven by rising demand for our SAN product applications, which rose 68% to $53.6 million.

     Product revenues for our Enterprise Integration Solutions Division decreased 25% in 1999 from 1998 due to a faster-than-anticipated decline in server gateways and tools sales. However, within this division, EAI product revenues increased 33% during 1999 to $5.8 million.

     Professional service revenues for our Networking Solutions Division and Enterprise Integration Solutions Division increased in 1999 from 1998 more than 200% to $4.6 million, and 67% to $3.9 million, respectively.

     Revenues in the storage networking and enterprise integration industries are subject to volatility -- especially near calendar quarter- and year-end when many companies delay their purchases, which makes consistent quarter-to-quarter performance and forecasting revenues difficult. To address this problem, our management team has taken the following steps:

     - instituting a policy that requires two-week lead times for orders;

     - offering sales-force incentives to close sales earlier in the quarter;
       and

     - changing the end of our fiscal year to January 31.

     We believe these actions will help offer more stability in quarter-to-quarter performance and improve the visibility of revenues in future quarters, but cannot be certain that quarterly revenues will stabilize or be more predictable in the future.

     We derive an increasingly significant portion of our revenues from sales of our SAN products, and our EAI products if we do not divest all or part of our Enterprise Integration Solutions Division. As a result of product maturation, revenues derived from traditional channel networking and server gateways and tools products have declined, and we expect that revenues from these products will continue to decline in the future as we continue to focus more of our resources on our SAN and EAI products.

     We primarily sell our SAN products directly to end-user customers in connection with joint marketing activities with our business partners and original equipment manufacturers, or OEMs. OEMs combine our products with their own products and sell the combined products to their customers. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect that this cycle will continue.

     Historically, a large percentage of our product shipments have occurred late in each quarter. Timing of receipt of orders from customers and delays in shipment can have a disproportionate impact on our revenues and results of operations in any given quarter.

POTENTIAL DIVESTITURE OF ENTERPRISE INTEGRATION SOLUTIONS DIVISION

     On January 3, 2000, we announced the intention to explore the divestiture of all or part of our Enterprise Integration Solutions Division. Currently, the Networking Solutions Division and the Enterprise Integration Solutions Division have distinct and unrelated operations, products and core markets. We believe a divestiture of this division will allow management of our separate divisions to better focus on their core businesses and potentially enhance the prospects and results of operations of each division.

     We have been focusing on the relative benefits and feasibility to both divisions of a divestiture of all or part of the Enterprise Integration Solutions Division, the potential benefits to be obtained, and whether to structure the divestiture as a sale or spin-off. We have engaged in discussions with several parties concerning the sale of this division. No final decisions regarding the feasibility, nature, timing or structure of such a transaction have been reached, and such divestiture may not occur. We will continue to invest in our Enterprise Integration Solutions Division as we evaluate possible options for this division over the next few months.

ACQUISITIONS

     On December 3, 1998, we acquired all of the outstanding stock of IntelliFrame Corporation, a start-up software and services company that develops technology for integrating legacy systems with client/ server and for the Internet. The contract to purchase IntelliFrame's stock required payment of the $2.0 million purchase price in two installments of $1.0 million each in January 1999 and 2000. We have made both of those payments. We allocated $927,000 of the purchase price to in-process research and development, which was charged to expense in 1998, because the underlying research and development project, InVista, had not yet reached technological feasibility. InVista is a new technology that manages business logic rules and process workflow management for improved development and deployment of large e-commerce and customer relationship management, or CRM, applications. Two employees who were former shareholders of IntelliFrame will be eligible for aggregate bonus payments of up to $10.0 million through December 31, 2001 if future revenues from our EAI products exceed defined targets. The potential bonus payments increase to a maximum of $12.0 million if we divest any portion of the EAI product line during 2000. The full bonus payments set forth above are conditioned upon the employment of these individuals through July 1, 2000. To date, no bonus payments have been made in connection with this agreement.

     On October 24, 1997, we acquired substantially all of the assets, including in-process research and development, of the Internet Solutions Division of Apertus, a provider of EAI and server gateways and tools. The purchase price of $16.4 million included a cash payment of $11.4 million at closing and assumption by us of $5.0 million of liabilities and related acquisition costs. The amount related to in-process research and development of approximately $2.8 million was charged to expense in 1997 as the underlying research and development projects had not yet reached technological feasibility. Subsequent to our acquisition of the Internet Solutions Division of Apertus, we recorded a charge of approximately $2.2 million in 1997 for costs incurred to integrate our businesses, including accruals for severance, facility closures and infrastructure integration. The remaining integration accrual of $430,000 was reversed in the fourth quarter of 1999.

RESULTS OF OPERATIONS

     On January 12, 2000, we changed our fiscal year to end on January 31, rather than December 31. Our January 2000 results will be reported in our Report on Form 10-Q filed for the first quarter of 2000, which ends on April 30. The following tables set forth financial data for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

                                                              NETWORKING SOLUTIONS DIVISION
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenue:
  Product sales.............................................    70.8%      72.8%      70.0%
  Service fees..............................................    29.2       27.2       30.0
                                                               -----      -----      -----
          Total revenue.....................................   100.0      100.0      100.0
                                                               -----      -----      -----
Gross profit:
  Product sales.............................................    57.0       63.4       63.8
  Service fees..............................................    47.4       36.7       35.9
                                                               -----      -----      -----
          Total gross profit................................    54.2       56.1       55.4
                                                               -----      -----      -----
Operating expenses:
  Sales and marketing.......................................    26.9       30.5       34.1
  Engineering and development...............................    14.2       13.4       15.2
  General and administrative................................     4.5        4.6        5.5
  Abandoned facility........................................     1.1         --         --
                                                               -----      -----      -----
          Total operating expenses..........................    46.7       48.5       54.8
                                                               -----      -----      -----
Income from operations......................................     7.5        7.6        0.6
  Other income, net.........................................     0.1        0.4        1.8
                                                               -----      -----      -----
Income before income taxes..................................     7.6        8.0        2.4
  Provision for income taxes................................     2.6        2.7        0.9
                                                               -----      -----      -----
Net income..................................................     5.0%       5.3%       1.5%
                                                               =====      =====      =====

                                                              ENTERPRISE INTEGRATION
                                                                SOLUTIONS DIVISION
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Revenue:
  Product sales.............................................   60.2%    67.2%    71.7%
  Service fees..............................................   39.8     32.8     28.3
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Gross profit:
  Product sales.............................................   88.5     83.0     83.2
  Service fees..............................................   23.1     38.8     23.8
                                                              -----    -----    -----
          Total gross profit................................   62.4     68.4     66.4
                                                              -----    -----    -----
Operating expenses:
  Sales and marketing.......................................   45.4     39.7     36.3
  Engineering and development...............................   26.2     22.8     31.5
  General and administrative................................    5.0      5.0      3.2
  Purchased in-process research and development.............     --      3.0     15.6
  Integration charges.......................................   (1.7)      --     12.4
                                                              -----    -----    -----
          Total operating expenses..........................   74.9     70.5     99.0
                                                              -----    -----    -----
Loss from operations........................................  (12.5)    (2.1)   (32.6)
  Other income (expense), net...............................    2.4       --     (0.2)
                                                              -----    -----    -----
Loss before income taxes....................................  (10.1)    (2.1)   (32.8)
  Provision (benefit) for income taxes......................   (3.5)     0.3    (13.1)
                                                              -----    -----    -----
Net loss....................................................   (6.6)%   (2.4)%  (19.7)%
                                                              =====    =====    =====

     The financial data set forth above and otherwise included in this Form 10-K was prepared from consolidated financial statements that include the combined results of operations of our Networking Solutions Division and our Enterprise Integration Solutions Division. The Networking Solutions Division and the Enterprise Integration Solutions Division were not accounted for, and were not operated as, separate stand alone business entities. The financial data set forth above and otherwise included in this Form 10-K is not necessarily reflective of what cost structures will remain after any divestiture of all or part of the Enterprise Integration Solutions Division and no adjustments have been made to such information to reflect any changes in such cost structures, including increased costs associated with reduced economies of scale.

REVENUE

     Our Networking Solutions Division revenue consists of the sale and support of products that enable our customers to build and manage SANs and our traditional channel networking products for applications that require continuous business availability and other applications such as remote storage, remote disk mirroring and remote tape vaulting.

     Our Enterprise Integration Solutions Division revenue consists of the licensing, sale and support of EAI products and our traditional server gateways and tools products, which are used for e-commerce and CRM applications.

     We generally recognize revenue from product sales upon shipment or signed customer acceptance depending on the terms of the contract or purchase order. Revenue from software sales is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions." Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

  Years Ended December 31, 1999 and 1998

     Revenue from Networking Solutions Division products increased 19% in 1999 to $89.2 million compared to 1998. SAN applications for both open systems and mainframes continued to drive new product revenue during 1999. SAN product applications increased 68% in 1999 to $53.6 million compared to 1998. Channel extension product applications declined 17% in 1999 to $35.6 million compared to 1998. We anticipate that sales of channel extension products will continue to decline in the future due to product maturation.

     Service revenue from the Networking Solutions Division increased 31% in 1999 to $36.7 million compared to 1998, due to the growing installed base of customers using our products. In addition, the sale of professional services to Networking Solutions Division customers increased 203% in 1999 to $4.6 million.

     Revenue from Enterprise Integration Solutions Division products decreased 25% in 1999 to $15.5 million compared to 1998. To increase market share for our Enterprise Integration Solutions Division products, we expect to incur significant sales and marketing expenses in 2000. As a result, we expect to incur a loss in 2000 on sales of these products and in the division as a whole. Revenue from the sale of EAI products increased 33% in 1999 to $5.8 million due to growing customer demand for products that integrate legacy applications with frameworks, packaged applications or new environments, while also providing mainframe connectivity. Revenue from the sale of server gateways and tools products decreased 40%, or $6.5 million, in 1999 compared to 1998. We anticipate that sales of server gateways and tools products will continue to decline in the future due to product maturation.

     Service revenue from the Enterprise Integration Solutions Division increased 2%, or $215,000, in 1999 to $10.2 million, compared to 1998. An increase in professional services revenue from the Enterprise Integration Solutions Division of $1.6 million, or 67%, was offset by a 18% decline in traditional service revenue to approximately $6.3 million due to a decrease in the server gateways and tools installed base.

  Years Ended December 31, 1998 and 1997

     Revenue from Networking Solutions Division products increased 34% in 1998 to $75.0 million compared to 1997. SAN applications for both open systems and mainframes continued to drive new product revenues in 1998. SAN product applications increased 379% in 1998 to $31.9 million from $6.6 million in 1997. Channel extension product applications declined 13% in 1998 to $43.1 million from $49.5 million in 1997.

     Service revenue from the Networking Solutions Division increased by 17% in 1998 to $28.1 million compared to 1997, due to the growing installed base of customers using our products. In addition, the sale of professional services to Networking Solutions Division customers generated $1.5 million of new incremental revenue in 1998.

     Revenue from the sale of Enterprise Integration Solutions Division products increased 62% in 1998 to $20.5 million compared to 1997, due to the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997 and an increase in sales of EAI products. Revenue from the sale of EAI products increased 528% in 1998 to $4.4 million compared to 1997. Approximately 60% of this increase in revenue from EAI product sales can be attributed to a single transaction with a tier one systems integrator. Revenue from the sale of server gateways and tools products increased 35% in 1998 to $16.1 million compared to 1997. This increase can be attributed to the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997 and higher levels of OEM sales.

     Service revenue from the Enterprise Integration Solutions Division increased 101% in 1998 to $10.0 million compared to 1997 due to the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997.

  General

     Revenue from the sale of products and services outside the United States increased in 1999 and 1998 by $4.0 million, or 9%, and $16.3 million, or 57%, respectively, when compared to the prior year. We derived 32%, 34% and 29% of our revenue outside the United States in 1999, 1998 and 1997, respectively. The increase in revenue generated outside the United States is primarily attributable to growing customer demand for SAN and EAI-related product applications.

     No single customer accounted for more than 10% of our revenue in 1999, 1998 or 1997. Revenue increases in 1999 and 1998 were attributable to increases in sales of SAN and EAI products, and additional services. Price increases for our products and services did not have a significant impact on revenue in 1999 or 1998.

     Revenues from sales to StorageTek amounted to 10% of our total revenues in the fourth quarter of 1999. We anticipate revenues from StorageTek will account for approximately 10% of our total revenues in the first quarter of fiscal 2000. Networking Solutions Division revenues from Compaq totaled $1.0 million in the fourth quarter of 1999. At this time, we are unable to forecast total Networking Solutions Division revenues from Compaq in 2000.

     During the year ended December 31, 1999, approximately 26%, 13% and 5% of our revenues were derived from businesses in the financial services, telecommunications, and information outsourcing industries, respectively.

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

GROSS PROFIT

  Years Ended December 31, 1999 and 1998

     Gross profit margin from the sale of Networking Solutions Division products was 57% in 1999, compared to 63% in 1998. The decrease in gross profit margin in 1999 compared to 1998 is attributable to the write-off of non-SAN-related products totaling $1.4 million. Excluding this charge, gross profit margin from the sale of Networking Solutions Division products would have been 59% in 1999. The remaining decrease in gross profit margin in 1999 is due to an increase in UltraNet product sales, which have a slightly lower gross margin than our traditional Channelink(R) products.

     Gross profit margin from Networking Solutions Division service revenues in 1999 and 1998 was 47% and 37%, respectively. The improvement in gross profit margins in 1999 compared to 1998 is attributable to economies of scale resulting from the steadily increasing base of our customers contracting for services and new incremental revenue from professional services, which offers a higher gross margin than our traditional service business.

     Gross profit margin from the sale of Enterprise Integration Solutions Division products was 89% in 1999, compared to 83% in 1998. The increase can be attributed to higher-margin software sales accounting for a larger percentage of total Enterprise Integration Solutions Division product revenue.

     Gross profit margin from Enterprise Integration Solutions Division service revenues in 1999 and 1998 was 23% and 39%, respectively. The decline in service revenue gross margin in 1999 compared to 1998 was primarily due to a drop-off in the server gateways and tools products installed base.

  Years Ended December 31, 1998 and 1997

     Gross profit margin from the sale of Networking Solutions Division products was 63% in 1998, compared to 64% in 1997. This decrease in gross profit margin was due to an increase in UltraNet product sales, which have a slightly lower gross margin than our traditional Channelink(R) products.

     Gross profit margin from Networking Solution Division service revenues in 1998 and 1997 was 37% and 36%, respectively. The slight improvement in gross profit margin is attributable to the steadily increasing base of customers contracting for Networking Solutions Division services. In addition, new professional services revenue generates a higher gross margin than our traditional services business.

     Gross profit margin from the sale of Enterprise Integration Solutions Division products was 83% in 1998 and 1997.

     Gross profit margin from Enterprise Integration Solution Division service revenues in 1998 and 1997 was 39% and 24%, respectively. The improvement in service revenue gross margin in 1998 compared to 1997 was primarily attributable to the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997.

OPERATING EXPENSES

  Years Ended December 31, 1999 and 1998

     Sales and marketing expense related to our Networking Solutions Division increased in 1999 by $2.4 million, or 8%, compared to 1998. The increase in expense resulted from higher commissions and additional headcount required to generate the increase in Network Solutions Division product revenue in 1999 of 19%.

     Engineering and development expense related to our Networking Solutions Division increased in 1999 by $4.2 million or 30%, compared to 1998. This increase was due to the continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing need for SAN capabilities. Revenues related to shipments of UltraNet products increased 111% to $37.5 million in 1999 from $17.7 million in 1998.

     Sales and marketing expense related to our Enterprise Integration Solutions Division declined by $455,000 or 4% in 1999 compared to 1998 due to the 16% decline in Enterprise Integration Solutions Division revenue and our initiative in 1998 to reduce headcount and expense associated with this division.

     Engineering and development expense related to our Enterprise Integration Solutions Division decreased by $232,000 in 1999 to $6.7 million, compared to 1998. The slight decline in engineering and development expense was due to our initiative in 1998 to reduce headcount and expense associated with this division.

     General and administrative expense for both the Networking Solutions Division and Enterprise Integration Solutions Division combined increased in 1999 by $670,000, or 11%, compared to 1998 due to increases in insurance costs and professional fees.

  Years Ended December 31, 1998 and 1997

     Sales and marketing expense related to our Networking Solutions Division increased in 1998 by $4.1 million, or 15%, compared to 1997. The increase in expense resulted from an increase in Network Solutions Division product revenue in 1998 of 34%.

     Engineering and development expense related to our Networking Solutions Division increased in 1998 by $1.6 million, or 13%, compared to 1997 due to the continued development of our UltraNet family of products. Revenues related to shipments of UltraNet products increased 222% to $17.7 million in 1998 compared to $5.5 million in 1997.

     Sales and marketing expense and engineering and development expense related to our Enterprise Integration Solutions Division increased in 1998 by $5.7 million, or 89%, and $1.4 million, or 25%, respectively, compared to 1997 due to the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997. In 1998, we also completed development of the Enterprise/Connect product acquired as in-process research and development in connection with this acquisition.

     General and administrative expense for both the Networking Solutions Division and Enterprise Integration Solutions Division combined increased in 1998 by $1.3 million, or 26%, compared to 1997 due to the additional expense associated with the higher levels of revenue in 1998 and the acquisition of the Internet Solutions Division of Apertus in the fourth quarter of 1997.

SPECIAL CHARGES

  Years Ended December 31, 1999, 1998 and 1997

     During the fourth quarter of 1999, we recorded a $1.3 million charge for the future costs associated with a facility that was abandoned prior to the expiration of the lease term and a $1.4 million charge for the write-off of non-SAN-related products. These charges were partially offset by the reversal of the remaining integration accrual of $430,000 relating to the acquisition of the Internet Solutions Division of Apertus.

     During the fourth quarter of 1998, we recorded a $927,000 charge for in-process research and development associated with the acquisition of IntelliFrame. This charge was not deductible for tax purposes.

     During the fourth quarter of 1997, we recorded pre-tax charges of $2.8 million for in-process research and development associated with the acquisition of the Internet Solutions Division of Apertus and $2.2 million for severance, facility closures and infrastructure integration subsequent to the acquisition to integrate the businesses.

OTHER

  Years Ended December 31, 1999, 1998 and 1997

     Interest income increased in 1999 by $351,000 and decreased in 1998 by $1.2 million due to fluctuations in the balances of cash and marketable securities available for investment.

     Interest expense increased to $264,000 in 1999 from $79,000 and $57,000, in 1998 and 1997, respectively, due to an increase in capital lease obligations.

     During the first quarter of 1999, we recognized as other income a $667,000 payment received in connection with the sale of our vision product line. A final payment of $1.2 million was received in March 2000 and will be recognized as other income in our quarter ending April 30, 2000.

     We recorded a provision for income taxes in 1999, 1998 and 1997 at an effective rate of 34%, 38% and 41%, respectively. Excluding the nondeductible charge in 1998 for purchased in-process research and development associated with the acquisition of IntelliFrame, our effective tax rate for 1998 would have been 34%. Fluctuations in our effective tax rate are primarily due to the large special charges that have been recorded each year, the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. We recorded a net deferred tax asset at December 31, 1999 of $7.7 million. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at December 31, 1999, totaled $26.9 million, an increase of $14.5 million over 1998. Operations and proceeds from the exercise of stock options and shares issued under the employee stock purchase plan contributed cash in 1999 of $18.8 million and $8.6 million, respectively. Uses of cash in 1999 included the purchase of property and equipment, field support spares and technology assets totaling $11.3 million. We also made a $1.0 million installment payment during the first quarter of 1999 relating to our 1998 purchase of IntelliFrame.

     In the fourth quarter of 1999, we announced a three-year agreement with StorageTek under which we will manufacture and provide continuation engineering support for StorageTek's DXE/RDS channel extension product line, and StorageTek will resell our UltraNet wide-area networking products. In connection with this agreement, we purchased inventory and fixed assets from StorageTek for approximately $2.5 million, which was paid from existing cash on-hand.

     Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2000.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

NEW EUROPEAN CURRENCY

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. We have a significant number of customers located in European Union countries participating in this conversion. The euro conversion may have competitive implications for our pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. Our new business system, which became effective January 1999, is capable of handling the new euro currency. We cannot assure, however, that all problems related to the euro conversion will be foreseen and corrected, or that no material disruptions of our business will occur.

NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for us on February 1, 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. Currently, we do not anticipate that SFAS No. 133 will have a material impact on our financial position or results of operations.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently analyzing whether SAB 101 will have any impact on our financial statements. SAB 101 will become effective for us during the quarter ending July 31, 2000.

CHANGE IN FISCAL YEAR

     On January 12, 2000, we changed our fiscal year end to January 31, rather than December 31. Our January 2000 results will be reported in our Report on Form 10-Q filed on the first quarter of 2000, which ends on April 30. Our summary January 2000 results are as follows: revenues $4.8 million; gross profit $1.2 million; operating expenses $6.7 million; and net loss $3.6 million. We typically incur significant losses in the first month following the completion of a quarter because our revenue is significantly less than the average monthly revenues we generate in any quarterly or annual period.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper.

     At December 31, 1999, our marketable securities include a $392,000 investment in a Standard and Poors 500 stock price index fund, which was purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. We have hedged a portion of our risk by purchasing forward exchange contracts for 950,000 British pounds sterling that settle at various times through February 15, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31
                                                                -------------------
                                                                  1999       1998
                                                                --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 16,184    $11,786
  Marketable securities.....................................      10,711        576
  Receivables, net..........................................      36,847     30,225
  Inventories...............................................      14,764     19,241
  Deferred tax asset........................................       4,419      3,138
  Other current assets......................................       2,208      1,274
                                                                --------    -------
          Total current assets..............................      85,133     66,240
                                                                --------    -------
Property and equipment, net.................................      18,471     16,360
Field support spares, net...................................       4,135      3,739
Deferred tax asset..........................................       3,236      2,517
Goodwill and other intangibles, net.........................       3,427      4,737
Other assets................................................         268        434
                                                                --------    -------
                                                                $114,670    $94,027
                                                                ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 11,696    $ 7,565
  Accrued liabilities.......................................      11,714     14,527
  Deferred revenue..........................................       9,320      7,235
  Current installments of obligations under capital lease...         688        326
  Current installments of long-term debt....................       1,000      1,000
                                                                --------    -------
          Total current liabilities.........................      34,418     30,653
                                                                --------    -------
Obligations under capital lease, less current
  installments..............................................       1,780      1,816
Long-term debt, less current installments...................          --      1,000
                                                                --------    -------
          Total liabilities.................................      36,198     33,469
                                                                --------    -------
Shareholders' equity:
  Undesignated preferred stock, authorized 965 shares; none
     issued and outstanding.................................          --         --
  Series A Junior Participating Preferred Stock, authorized
     35 shares; none issued and outstanding.................          --         --
  Common stock, $.01 par value; authorized 100,000 shares;
     issued and outstanding 23,792 at December 31, 1999 and
     22,254 at December 31, 1998............................         238        223
  Additional paid-in capital................................      68,927     54,921
  Unearned compensation.....................................        (838)      (355)
  Retained earnings.........................................      10,796      6,141
  Accumulated other comprehensive income-foreign currency
     translation adjustment.................................        (651)      (372)
                                                                --------    -------
          Total shareholders' equity........................      78,472     60,558
                                                                --------    -------
                                                                $114,670    $94,027
                                                                ========    =======

          See accompanying notes to consolidated financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                  1999        1998       1997
                                                                --------    --------    -------
REVENUE:
  Product sales.............................................    $104,730    $ 95,475    $68,787
  Service fees..............................................      46,963      38,060     29,054
                                                                --------    --------    -------
          Total revenue.....................................     151,693     133,535     97,841
                                                                --------    --------    -------
COST OF REVENUE:
  Cost of product sales.....................................      40,199      30,935     22,472
  Cost of service fees......................................      27,183      23,893     19,219
                                                                --------    --------    -------
          Total cost of revenue.............................      67,382      54,828     41,691
                                                                --------    --------    -------
GROSS PROFIT................................................      84,311      78,707     56,150
                                                                --------    --------    -------
OPERATING EXPENSES:
  Sales and marketing.......................................      45,463      43,492     33,717
  Engineering and development...............................      24,749      20,824     17,848
  General and administrative................................       6,922       6,252      4,944
  Purchased in-process research and development.............          --         927      2,750
  Integration charges.......................................        (430)         --      2,184
  Abandoned facility........................................       1,331          --         --
                                                                --------    --------    -------
          Total operating expenses..........................      78,035      71,495     61,443
                                                                --------    --------    -------
INCOME (LOSS) FROM OPERATIONS...............................       6,276       7,212     (5,293)
                                                                --------    --------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................         744         393      1,553
  Interest expense..........................................        (264)        (79)       (57)
  Other, net................................................         297         113        (96)
                                                                --------    --------    -------
          Other income, net.................................         777         427      1,400
                                                                --------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES...........................       7,053       7,639     (3,893)
PROVISION (BENEFIT) FOR INCOME TAXES........................       2,398       2,910     (1,579)
                                                                --------    --------    -------
NET INCOME (LOSS)...........................................    $  4,655    $  4,729    $(2,314)
                                                                ========    ========    =======
BASIC:
  NET INCOME (LOSS) PER SHARE...............................    $    .20    $    .21    $  (.10)
                                                                ========    ========    =======
  SHARES....................................................      23,137      22,095     22,702
                                                                ========    ========    =======
DILUTED:
  NET INCOME (LOSS) PER SHARE...............................    $    .18    $    .21    $  (.10)
                                                                ========    ========    =======
  SHARES....................................................      25,818      22,572     22,702
                                                                ========    ========    =======

          See accompanying notes to consolidated financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED
                                               COMMON STOCK     ADDITIONAL                                 OTHER
                                              ---------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE
                                              SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS      INCOME        TOTAL
                                              ------   ------   ----------   ------------   --------   -------------   -------
Balance, December 31, 1996..................  23,408    $234     $60,372        $  --       $ 3,726        $(171)      $64,161
                                              ------    ----     -------        -----       -------        -----       -------
Shares issued pursuant to the employee stock
  purchase plan, restricted stock plan and
  exercise of stock options.................     192       2         741          (42)           --           --           701
Repurchase of common stock..................  (1,405)    (14)     (6,674)          --            --           --        (6,688)
Compensation expense........................      --      --          --            7            --           --             7
Comprehensive loss:
  Net loss..................................      --      --          --           --        (2,314)          --        (2,314)
  Translation adjustment, net of tax effect
    of $0...................................      --      --          --           --            --         (260)         (260)
                                                                                                                       -------
Total comprehensive loss....................      --      --          --           --            --           --        (2,574)
                                              ------    ----     -------        -----       -------        -----       -------
Balance, December 31, 1997..................  22,195    $222     $54,439        $ (35)      $ 1,412        $(431)      $55,607
                                              ------    ----     -------        -----       -------        -----       -------
Shares issued pursuant to the employee stock
  purchase plan, restricted stock plan and
  exercise of stock options.................     454       5       2,041         (401)           --           --         1,645
Tax benefits from employee stock
  transactions..............................      --      --         195           --            --           --           195
Repurchase of common stock..................    (395)     (4)     (1,754)          --            --           --        (1,758)
Compensation expense........................      --      --          --           81            --           --            81
Comprehensive income:
  Net income................................      --      --          --           --         4,729           --         4,729
  Translation adjustment, net of tax effect
    of $0...................................      --      --          --           --            --           59            59
                                                                                                                       -------
Total comprehensive income..................      --      --          --           --            --           --         4,788
                                              ------    ----     -------        -----       -------        -----       -------
Balance, December 31, 1998..................  22,254    $223     $54,921        $(355)      $ 6,141        $(372)      $60,558
                                              ------    ----     -------        -----       -------        -----       -------
Shares issued pursuant to the employee stock
  purchase plan, restricted stock plan and
  exercise of stock options.................   1,538      15       9,354         (799)           --           --         8,570
Tax benefits from employee stock
  transactions..............................      --      --       4,652           --            --           --         4,652
Compensation expense........................      --      --          --          316            --           --           316
Comprehensive income:
  Net income................................      --      --          --           --         4,655           --         4,655
  Translation adjustment, net of tax effect
    of $0...................................      --      --          --           --            --         (279)         (279)
                                                                                                                       -------
Total comprehensive income..................      --      --          --           --            --           --         4,376
                                              ------    ----     -------        -----       -------        -----       -------
Balance, December 31, 1999..................  23,792    $238     $68,927        $(838)      $10,796        $(651)      $78,472
                                              ======    ====     =======        =====       =======        =====       =======

          See accompanying notes to consolidated financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss).........................................    $  4,655    $  4,729    $ (2,314)
  Depreciation and amortization.............................      10,791       8,856       7,384
  Compensation expense......................................         316          81           7
  Purchase of in-process research and development...........          --         927       2,750
  Change in deferred taxes..................................      (2,000)         82      (2,630)
  Changes in operating assets and liabilities:
     Receivables............................................      (6,595)      2,585      (8,337)
     Inventories............................................       4,477      (6,919)     (1,493)
     Other current assets...................................        (934)        115        (468)
     Accounts payable.......................................       4,131        (137)      3,008
     Accrued liabilities....................................       1,839       2,576       1,871
     Deferred revenue.......................................       2,085      (1,972)      2,025
                                                                --------    --------    --------
          Cash provided by operating activities.............      18,765      10,923       1,803
                                                                --------    --------    --------
INVESTING ACTIVITIES:
  Additions to property and equipment.......................      (8,443)     (6,424)     (7,565)
  Additions to field support spares.........................      (2,796)     (2,358)     (1,797)
  Additions to purchased technology.........................         (96)       (538)     (1,550)
  Acquisition of business, net of cash provided.............          --         169     (11,412)
  Proceeds from sale of vision product line.................          --          --       2,000
  Purchase of marketable securities.........................     (15,421)    (18,054)    (12,190)
  Redemption of marketable securities.......................       5,286      23,512      36,374
  Other.....................................................         166          51         434
                                                                --------    --------    --------
          Cash provided by (used in) investing activities...     (21,304)     (3,642)      4,294
                                                                --------    --------    --------
FINANCING ACTIVITIES:
  Payments for repurchases of common stock..................          --      (1,758)     (6,688)
  Repayment of long-term debt...............................      (1,000)         --          --
  Proceeds from issuance of common stock....................       8,570       1,645         701
  Repayments of obligations under capital leases............        (327)       (181)       (107)
                                                                --------    --------    --------
          Cash provided by (used in) financing activities...       7,243        (294)     (6,094)
                                                                --------    --------    --------
Effects of exchange rate changes............................        (306)          9         (60)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........       4,398       6,996         (57)
Cash and cash equivalents -- beginning of year..............      11,786       4,790       4,847
                                                                --------    --------    --------
Cash and cash equivalents -- end of year....................    $ 16,184    $ 11,786    $  4,790
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Computer Network Technology Corporation is a leading worldwide provider of high-performance Storage Area Networking (SAN) solutions, Enterprise Application Integration (EAI) tools, and world class services.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Computer Network Technology Corporation and its subsidiaries (together, the Company). All significant intercompany balances and transactions are eliminated in consolidation.

REVENUE RECOGNITION

     Revenue from product sales is generally recognized by the Company upon shipment or signed customer acceptance depending on the terms of the contract or purchase order. Revenue from software sales is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently analyzing whether SAB 101 will have any impact on its financial statements. SAB 101 is effective for the Company for the quarter ending July 31, 2000.

CASH EQUIVALENTS

     The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     If significant, unrealized gains and losses on available-for-sale securities are excluded from earnings and are reflected as a separate component of shareholders' equity. Unrealized gains and losses on trading securities are included in earnings.

INVENTORIES

     Inventories are stated at the lower of cost (determined on a first in, first out basis) or market.

PROPERTY AND EQUIPMENT

     Property and equipment owned by the Company is carried at cost and depreciated using the straight-line method over three to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases. Expenditures for repairs and maintenance are charged to expense as incurred.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

FIELD SUPPORT SPARES

     Field support spares are carried at cost and depreciated using the straight-line method over three years.

GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to twenty years. Purchased technology and other identifiable intangible assets are carried at cost and amortized using the straight-line method over periods ranging from two to seven years.

     The Company assesses the potential impairment of its goodwill and other intangible assets based on anticipated cash flows from operations.

ALLOWANCE FOR RETURNS AND CREDIT LOSSES

     An allowance is made for potential returns and uncollectible accounts based on current and historical experience. The allowance for returns and credit losses at December 31, 1999 and 1998 was $959,000 and $1,225,000, respectively.

ENGINEERING AND DEVELOPMENT

     The Company accounts for engineering and development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS No.
86). The Company has expensed all engineering and development costs to date, as costs which meet the capitalization criteria outlined in SFAS No. 86 have not been significant.

FOREIGN CURRENCY

     The financial statements of the Company's international subsidiaries have been translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS No
52). Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at year-end exchange rates, while equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

     The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. As of December 31, 1999, the Company has hedged a portion of its risk by purchasing forward exchange contracts for 950,000 British pounds sterling that settle at various times through February 15, 2000. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in net income (loss).

     The Company recognized foreign currency transaction losses in 1999 and 1997 of $196,000 and $45,000, respectively. The Company recognized a foreign currency transaction gain in 1998 of $110,000.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

STOCK COMPENSATION PLANS

     The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and provides the footnote disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123).

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NET INCOME (LOSS) PER SHARE

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

COMPREHENSIVE INCOME

     Comprehensive income consists of the Company's net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of shareholders' equity and comprehensive income.

(2) COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Inventories:
  Components and subassemblies..............................  $ 8,816    $ 9,490
  Work in process...........................................    3,147      4,095
  Finished goods............................................    2,801      5,656
                                                              -------    -------
                                                              $14,764    $19,241
                                                              =======    =======

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Property and equipment:
  Machinery and equipment...................................  $27,494    $22,944
  Office and data processing equipment......................   20,296     16,610
  Furniture and fixtures....................................    2,403      1,698
  Leasehold improvements....................................    2,448      2,293
                                                              -------    -------
                                                               52,641     43,545
  Less accumulated depreciation and amortization............   34,170     27,185
                                                              -------    -------
                                                              $18,471    $16,360
                                                              =======    =======
Field support spares:
  Field support spares......................................  $17,139    $14,343
  Less accumulated depreciation.............................   13,004     10,604
                                                              -------    -------
                                                              $ 4,135    $ 3,739
                                                              =======    =======
Goodwill and other intangibles:
  Purchased technology......................................  $ 3,574    $ 3,478
  Goodwill..................................................    1,515      1,515
  Identifiable intangibles..................................      867        867
                                                              -------    -------
                                                                5,956      5,860
  Less accumulated amortization.............................    2,529      1,123
                                                              -------    -------
                                                              $ 3,427    $ 4,737
                                                              =======    =======
Accrued liabilities:
  Compensation..............................................  $ 7,261    $ 7,687
  Income taxes..............................................    1,049      3,725
  Integration...............................................       --        430
  Abandoned facility........................................    1,331         --
  Other.....................................................    2,073      2,685
                                                              -------    -------
                                                              $11,714    $14,527
                                                              =======    =======

(3) MARKETABLE SECURITIES

     The Company's investments in marketable securities are summarized as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
          Corporate debt securities.........................  $10,319    $    --
          Standard & Poors 500 stock price index fund.......      392        576
                                                              -------    -------
                                                              $10,711    $   576
                                                              =======    =======

     At December 31, 1999 and 1998, available-for-sale securities consist of investments in corporate debt securities of $10,319,000 and $0, respectively. The amount of gross unrealized gains and losses with respect to investments in available-for-sale securities at December 31, 1999 and 1998 was not significant. The Company realized no significant gains or losses with respect to available-for-sale securities during the three-year period ended December 31, 1999. Proceeds from the sale of available-for-sale securities in 1999,

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

1998 and 1997 were $984,000, $8,093,000 and $26,252,000, respectively. At
December 31, 1999, the Company's investments in available for sale securities have contractual maturities of six months or less.

     The Company's trading securities consist of a mutual fund investment that seeks to provide a return corresponding to the Standard & Poors 500 stock price index. The Company intends to use any gain or loss from this investment to directly offset the investment gain or loss owed to participants under the Company's executive deferred compensation plan. The amount of unrealized holding gains (losses) with respect to trading securities included in net income (loss) for 1999, 1998 and 1997 was $112,000, $0 and $0, respectively.

(4) ACQUISITIONS

INTELLIFRAME

     Effective December 3, 1998, the Company acquired all of the outstanding stock of IntelliFrame Corporation (IntelliFrame), a start-up software and services company which develops technology for legacy systems integration with client/server and Internet technologies. The purchase price of $2,000,000 was paid in two installments of $1,000,000 each in January 1999 and 2000. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of IntelliFrame since December 3, 1998. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Net tangible assets.........................................  $  148
Identifiable intangibles and goodwill.......................   1,295
In-process research and development.........................     927
Deferred tax liability......................................    (370)
                                                              ------
Cash paid...................................................  $2,000
                                                              ======

     The Company has allocated $927,000 of the IntelliFrame purchase price to acquired in-process research and development to reflect the value of InVista, which was approximately 75% complete at the time of the acquisition. At the date of acquisition, the technological feasibility of InVista had not been attained and the technology had no alternative future use. InVista is a new technology that manages business logic and process workflow for improved development and deployment of large e-commerce and customer relationship management applications. The allocation to in-process research and development was based on the present value of the net operating cash flows to be generated by InVista during its estimated useful life. At the time of the acquisition, the remaining cost to complete development of InVista was estimated to be approximately $500,000. The Company presently anticipates that a beta version of InVista will be available in the first half of 2000.

     Two employees, who were former shareholders of IntelliFrame, will be eligible for aggregate bonus payments of up to $10,000,000 through December 31, 2001 if future revenues from the Company's EAI products exceed defined targets. The potential bonus payments increase to a maximum of $12,000,000 if the Company were to divest any portion of the EAI product line in 2000. The full bonus payments set forth above are conditioned upon the employment of these individuals through July 1, 2000. No bonus payments were made in 1999 or 1998 in connection with this agreement.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

PRO FORMA RESULTS

     The following table presents the consolidated results of operations of the Company for 1998 on an unaudited pro-forma basis as if the acquisition of IntelliFrame took place at the beginning of the year:

                                                             UNAUDITED PROFORMA
                                                             ------------------
Total revenue..............................................       $133,575
Net income.................................................          4,284
Diluted net income per share...............................       $    .19

     The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

APERTUS

     Effective October 24, 1997, the Company acquired substantially all of the assets (including in-process research and development) and assumed certain liabilities of the Internet Solutions Division of Apertus Technologies Incorporated (Apertus), a provider of Internet-to-mainframe connectivity products and Web access to legacy applications. The purchase price totaled $16,429,000 including a cash payment of $11,412,000 and assumption of $5,017,000 of liabilities and related acquisition costs. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Apertus since October 24, 1997. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Current assets..............................................  $10,488
Property and equipment......................................    1,000
Other assets................................................      672
Identifiable intangibles and goodwill.......................    1,519
In-process research and development.........................    2,750
Current liabilities.........................................   (5,017)
                                                              -------
Cash paid...................................................  $11,412
                                                              =======

     The Company allocated $2,750,000 of the Apertus purchase price to acquired in-process research and development to reflect the value of Enterprise/Connect which was approximately 80% complete at the time of the acquisition. At the date of acquisition, the technological feasibility of Enterprise/Connect had not been attained, and the technology had no alternative future use. Enterprise/Connect is a family of products bundled together to provide a solution for access from a dispersed TCP/IP network to legacy based systems. The allocation to in-process research and development was based on the present value of the net operating cash flows to be generated by Enterprise/Connect during its estimated useful life. At the time of the acquisition, the remaining cost to complete development of Enterprise/Connect was estimated to be $800,000. The Company completed development of Enterprise/Connect in 1998.

(5) INTEGRATION ACTIVITIES

     Subsequent to the acquisition of Apertus in 1997, the Company decided to consolidate certain operations and recorded a charge of $2,184,000 for costs incurred to integrate existing businesses, including accruals for severance, facility closures and infrastructure integration. During the three months ended December 31, 1999, the Company determined that it would not complete a previously planned consolidation of facilities in the United Kingdom. As a result, the remaining accrual for integration

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
activities of $430,000 was reversed and has been reflected as a separate line item in the 1999 consolidated statement of operations.

     In December 1997, the Company sold the assets and technologies relating to the vision line of products acquired from Apertus for $2,000,000 in cash, plus additional payments ranging from $1,500,000 to $2,000,000 through March 2001, depending upon the vision product line achieving a defined future revenue target. The Company did not recognize any gain or loss upon receipt of the initial $2,000,000 cash payment. During the three months ended March 31, 1999, the Company recognized other income in the amount of $667,000 upon receipt of its first additional payment from the sale of the vision product line. Any additional payments received will be recognized as other income.

(6) LEASES

     The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. Building leases have terms ranging from one to 16 years. At December 31, 1999 and 1998, leased capital assets included in property and equipment were as follows:

                                                               1999      1998
                                                              ------    ------
Office and data processing equipment........................  $3,027    $2,430
Less accumulated amortization...............................   1,098       481
                                                              ------    ------
                                                              $1,929    $1,949
                                                              ======    ======

     Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

                                                                MINIMUM LEASE
                                                                 COMMITMENTS
                                                             --------------------
YEAR ENDING DECEMBER 31                                      CAPITAL    OPERATING
-----------------------                                      -------    ---------
2000.......................................................  $  878      $ 4,618
2001.......................................................     878        3,792
2002.......................................................     715        2,659
2003.......................................................     405        2,387
2004.......................................................      --        2,370
Thereafter.................................................      --       13,920
                                                             ------      -------
Total minimum lease payments...............................   2,876       29,746
Less minimum sublease income...............................      --          849
                                                             ------      -------
Net minimum lease payments.................................   2,876      $28,897
                                                                         =======
Less amounts representing interest at rates ranging from
  5.69% to 9.77%...........................................     408
                                                             ------
Present value of minimum capital lease payments............   2,468
Less current installments..................................     688
                                                             ------
Obligations under capital lease, less current
  installments.............................................  $1,780
                                                             ======

     Rent expense under noncancelable operating leases, exclusive of executory costs, for 1999, 1998, and 1997, was $3,970,000, $3,122,000 and $2,765,000,
respectively. The Company recently moved into a new leased facility for its principal office and manufacturing operations. During the three months ended December 31, 1999, the Company recognized a $1,331,000 charge for the future costs associated with a facility that was abandoned prior to expiration of the lease term.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

(7) LONG TERM DEBT

     Effective December 3, 1998, the Company acquired all of the outstanding stock of IntelliFrame Corporation for $2,000,000. The first $1,000,000 installment was paid on January 4, 1999. The second $1,000,000 installment, plus interest at the rate of 4.33%, was paid on January 3, 2000.

(8) SHAREHOLDERS' EQUITY

COMMON STOCK REPURCHASE

     On March 10, 1997 the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. During 1998 and 1997, the Company repurchased 1,799,900 shares of its common stock for $8,446,000 pursuant to this authorization. No shares were repurchased in 1999.

RIGHTS PLAN

     On July 24, 1998 the Company's board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.

STOCK OPTIONS AND RESTRICTED STOCK

     The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants, and independent contractors as determined by the compensation committee of the board of directors. A maximum of 7,430,000 shares of common stock are issuable under the terms of the Plans, of which no more than 930,000 shares may be issued as restricted stock or other stock based awards. As of December 31, 1999, there were 673,659 shares of common stock available for future grants under these plans.

     Restricted stock issued under the Plans is recorded at fair market value on the date of grant and generally vest over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During 1999, 1998 and 1997, the Company issued 90,250, 81,000 and 8,000 restricted shares, respectively, having an aggregate weighted fair market value per share of $16.25, $4.81 and $5.16, respectively. Compensation expense recognized for restricted shares in 1999, 1998 and 1997 was $316,000, $81,000 and $7,000,
respectively.

     All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant. During 1999, stock options for 800,000 shares were granted at an exercise price of $21.88 that vest and become exercisable after six years, except that vesting with respect to 50% of the options will accelerate in the event the average closing sales price of the Company's common stock exceeds 150% of the exercise price for a period of sixty consecutive trading days. Vesting with respect to 100% of the options will accelerate if the average closing sales price of the Company's common stock exceeds 200% of the exercise price for a period of sixty consecutive trading days.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

     A summary of the status of the Company's outstanding stock options and related changes for each of the years in the three year period ended December 31, 1999 is presented below:

                                                   1999                   1998                   1997
                                            -------------------    -------------------    -------------------
                                                      WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                       AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
OPTIONS                                     SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------                                     ------    ---------    ------    ---------    ------    ---------
Outstanding at beginning of year........     4,972     $ 5.63      4,321       $5.42       3,368      $6.19
Granted.................................     1,689      18.40      1,269        6.08       1,689       4.85
Reissued................................        --         --         --          --         310       4.94
Exercised...............................    (1,540)      5.54       (219)       4.66         (20)      3.80
Canceled................................      (443)     10.79       (399)       5.33      (1,026)      6.91
                                            ------                 -----                  ------
Outstanding at end of year..............     4,678     $ 9.76      4,972       $5.63       4,321      $5.42
                                            ======                 =====                  ======
Exercisable at end of year..............     1,901     $ 6.31      2,388       $5.71       1,707      $5.90
                                            ======                 =====                  ======
Weighted-average fair value of grants
  during the year.......................               $12.68                  $4.48                  $2.77

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                             ---------------------------------------    ------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                                             REMAINING     WEIGHTED-                   WEIGHTED-
                                                            CONTRACTUAL     AVERAGE                     AVERAGE
RANGE OF                                       NUMBER          LIFE        EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES                              OUTSTANDING    (IN YEARS)       PRICE      EXERCISABLE      PRICE
---------------                              -----------    -----------    ---------    -----------    ---------
$ 3.50 - $ 4.99..........................       1,487           7.0         $ 4.56           774        $ 4.56
$ 5.00 - $ 7.99..........................       1,363           6.7         $ 5.88           915        $ 5.92
$ 8.00 - $14.99..........................         937           8.5         $12.40           132        $ 9.84
$15.00 - $26.00..........................         891           9.4         $21.60            80        $21.88
                                                -----                                      -----
                                                4,678                                      1,901
                                                =====                                      =====

EMPLOYEE STOCK PURCHASE PLAN

     The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 1,100,000 shares of the Company's common stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company's common stock or more than $2,500 in aggregate fair market value of common stock (as defined) during any six month purchase period. Common shares sold to employees under the Purchase Plan in 1999, 1998 and 1997 were 86,972, 153,163 and 163,637, respectively.

     The fair value of each purchase right granted in 1999, 1998 and 1997 was $6.38, $1.57 and $1.66, respectively.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

STOCK COMPENSATION

     The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost related to stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company's financial statements. Had compensation cost for the Company's stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the Company's net income (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                        1999      1998      1997
                                                       ------    ------    -------
Net income (loss):
  As reported......................................    $4,655    $4,729    $(2,314)
  Pro forma........................................    $ (795)   $2,580    $(3,826)
Net income (loss) per share:
  As reported
     Basic.........................................    $  .20    $  .21    $  (.10)
     Diluted.......................................    $  .18    $  .21    $  (.10)
  Pro forma
     Basic.........................................    $ (.03)   $  .12    $  (.17)
     Diluted.......................................    $ (.03)   $  .11    $  (.17)

     The pro forma disclosures presented above do not reflect the full impact of stock based compensation on the Company's reported results under the recognition provisions of SFAS No. 123 because compensation expense is reflected over the vesting period of the award and compensation expense for awards granted prior to January 1, 1995 are not considered.

     In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                                        1999      1998      1997
                                                        -----     -----     -----
Risk free interest rate.............................     5.64%     5.26%     6.42%
Expected life.......................................     5.23      8.41      8.14
Expected volatility.................................    79.66%    67.50%    39.30%

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

(9) NET INCOME (LOSS) PER SHARE

     The components of net income (loss) per basic and diluted share are as follows:

                                                                WEIGHTED
                                               NET INCOME    AVERAGE SHARES    PER SHARE
                                                 (LOSS)       OUTSTANDING       AMOUNT
                                               ----------    --------------    ---------
1999:
  Basic....................................     $ 4,655          23,137          $ .20
  Dilutive effect of employee stock
     purchase awards and options...........          --           2,681           (.02)
                                                -------          ------          -----
  Diluted..................................     $ 4,655          25,818          $ .18
                                                =======          ======          =====
1998:
  Basic....................................     $ 4,729          22,095          $ .21
  Dilutive effect of employee stock
     purchase awards and options...........          --             477             --
                                                -------          ------          -----
  Diluted..................................     $ 4,729          22,572          $ .21
                                                =======          ======          =====
1997:
  Basic....................................     $(2,314)         22,702          $(.10)
  Dilutive effect of employee stock
     purchase awards and options...........          --              --             --
                                                -------          ------          -----
  Diluted..................................     $(2,314)         22,702          $(.10)
                                                =======          ======          =====

(10) INCOME TAXES

     The components of income (loss) before income taxes and income tax expense (benefit) for each of the years in the three-year period ended December 31, 1999 consists of the following:

                                                  1999       1998      1997
                                                 -------    ------    -------
Income (loss) before income taxes:
  U.S. ........................................  $ 5,459    $5,548    $(3,517)
  Foreign......................................    1,594     2,091       (376)
                                                 -------    ------    -------
       Total...................................  $ 7,053    $7,639    $(3,893)
                                                 =======    ======    =======
Income tax provision:
  Current:
     U.S. .....................................  $ 2,676    $2,041    $  (592)
     Foreign...................................      507       681        119
     State.....................................      891       511       (170)
                                                 -------    ------    -------
       Total current...........................    4,074     3,233       (643)
                                                 -------    ------    -------
  Deferred:
     U.S. .....................................   (1,320)     (289)      (741)
     State.....................................     (356)      (34)      (195)
                                                 -------    ------    -------
       Total deferred..........................   (1,676)     (323)      (936)
                                                 -------    ------    -------
Total income tax expense (benefit).............  $ 2,398    $2,910    $(1,579)
                                                 =======    ======    =======

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

     The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended December 31, 1999 is as follows:

                                                       1999     1998    1997
                                                       -----    ----    -----
Statutory tax rate...................................   34.0%   34.0%   (34.0)%
Increase (decrease) in taxes resulting from:
  State taxes, net of federal tax benefit............    5.0     4.2     (6.2)
  Foreign sales corporation..........................   (6.8)   (6.5)    (6.7)
  Meals and entertainment............................    1.2     1.9      1.9
  In-process research and development................     --     4.1       --
  Change in valuation allowance......................     --      --      5.5
  Other..............................................     .6      .4     (1.1)
                                                       -----    ----    -----
Total................................................   34.0%   38.1%   (40.6)%
                                                       =====    ====    =====

     The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and (liabilities) as of December 31, 1999 and 1998 was as follows:

                                                               DECEMBER 31
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Deferred tax assets:
  Inventory...............................................  $ 1,896    $1,261
  Acquired intangibles....................................    1,121     1,163
  Accrued compensation....................................    1,040     1,009
  Property and equipment..................................    1,061       888
  Reserves for bad debts and sales returns................      496       838
  Foreign net operating loss carryforwards................      410       410
  Federal and state tax credits...........................    1,148       373
  Federal and state net operating loss carryforwards......      813        --
  Abandoned facility......................................      512        --
  Other...................................................      711       709
                                                            -------    ------
  Total gross deferred tax assets.........................    9,208     6,651
  Valuation allowance.....................................   (1,007)     (410)
                                                            -------    ------
          Net deferred tax assets.........................    8,201     6,241
                                                            -------    ------
Deferred tax liabilities:
  Purchased technology....................................     (263)     (364)
  Other...................................................     (283)     (222)
                                                            -------    ------
  Total gross deferred tax liabilities....................     (546)     (586)
                                                            -------    ------
          Net deferred tax assets.........................  $ 7,655    $5,655
                                                            =======    ======

     The Company recorded a valuation allowance at December 31, 1999 of $1,007,000 for the tax benefits associated with certain losses incurred from foreign operations of $410,000 and from its Enterprise Integration Solutions Division of $597,000. Stock option exercises generated a net operating loss carryforward for the Company's Enterprise Integration Solutions Division in 1999. The valuation allowance related to this net operating loss carryforward of $597,000 will be recorded as additional paid-in capital in the future when realization of the benefit becomes more likely than not. At December 31, 1999, the Company had net operating loss and credit carryforwards available for federal tax purposes of

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
approximately $1,558,000 and $483,000, respectively, which will expire during the years 2001 through 2019.

     The Company has assessed its taxable earnings history and prospective future taxable income. Based on this assessment, management has determined that it is more likely than not that its net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

(11) SUCCESS SHARING BONUS PLAN

     The Company's Success Sharing Bonus Plan provides a formula for determination of cash bonus payments to eligible employees based on a defined percentage of a participant's qualifying base compensation multiplied by the CNT Performance Factor (CPF). The CPF is derived from a matrix formulated by the board of directors with axes consisting of defined levels of revenue growth and pre-tax profit.

     The success sharing bonus expense for 1999, 1998, and 1997 was $420,000, $1,673,000, and $43,000 respectively.

(12) 401(k) AND DEFERRED COMPENSATION PLANS

     The Company has a 401(k) salary savings plan which covers substantially all of its employees. The Company matches 100% of a participant's annual plan contributions up to an annual maximum per participant of $1,500 which vests over a four year period.

     The Company has also established an executive deferred compensation plan for selected key employees which allows participants to defer a substantial portion of their compensation each year. The Company matches 20% of a participant's annual plan contributions up to an annual maximum per participant of $10,000. Matching contributions vest over a four year period from the later of July 1, 1997 or the participant's date of hire. In addition, the Company provides participants with an annual earnings credit based on the investment indexes selected by the participant prior to the start of each plan year.

     The Company's expense under the 401(k) and deferred compensation plans for 1999, 1998 and 1997 was $470,000, $570,000 and $380,000, respectively.

(13) SEGMENT INFORMATION

     The Company has two reportable segments consisting of its Networking Solutions and Enterprise Integration Solutions Divisions. The Networking Solutions Division provides products and services that offer high speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage and disk mirroring. The Enterprise Integration Solutions Division provides products and services that integrate legacy systems with client/server and internet technologies, including e-commerce and customer relationship management applications. The Company's two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

     The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Revenue:
  Networking Solutions......................................  $125,989    $103,022    $80,195
  Enterprise Integration Solutions..........................    25,704      30,513     17,646
                                                              --------    --------    -------
          Total.............................................  $151,693    $133,535    $97,841
                                                              ========    ========    =======
Income (Loss) from Operations:
  Networking Solutions......................................  $ 10,814    $  7,857    $   458
  Enterprise Integration Solutions..........................    (3,637)        282       (817)
  Special charges...........................................      (901)       (927)    (4,934)
                                                              --------    --------    -------
          Total.............................................  $  6,276    $  7,212    $(5,293)
                                                              ========    ========    =======
Depreciation and Amortization:
  Networking Solutions......................................  $  9,520    $  7,251    $ 6,200
  Enterprise Integration Solutions..........................     1,271       1,605      1,184
                                                              --------    --------    -------
          Total.............................................  $ 10,791    $  8,856    $ 7,384
                                                              ========    ========    =======
Expenditures for Long -- Lived Assets:
  Networking Solutions......................................  $ 10,799    $  8,689    $ 9,893
  Enterprise Integration Solutions..........................       536         631      1,019
                                                              --------    --------    -------
          Total.............................................  $ 11,335    $  9,320    $10,912
                                                              ========    ========    =======
Total Assets (end of year):
  Networking Solutions......................................  $ 76,194    $ 64,336    $60,980
  Enterprise Integration Solutions..........................    11,581      17,329     13,683
  Corporate.................................................    26,895      12,362     10,824
                                                              --------    --------    -------
          Total.............................................  $114,670    $ 94,027    $85,487
                                                              ========    ========    =======
Revenue:
  United States.............................................  $102,543    $ 88,365    $69,015
  United Kingdom............................................    15,220      15,805      7,090
  France....................................................     4,348       5,479      1,849
  Other.....................................................    29,582      23,886     19,887
                                                              --------    --------    -------
          Total.............................................  $151,693    $133,535    $97,841
                                                              ========    ========    =======
Long -- Lived Assets (end of year):
  United States.............................................  $ 24,759    $ 23,208    $20,508
  United Kingdom............................................     1,009       1,058        835
  Other.....................................................       265         570        277
                                                              --------    --------    -------
          Total.............................................  $ 26,033    $ 24,836    $21,620
                                                              ========    ========    =======

     Revenue has been attributed to the country where the end-user customer is located. No single customer accounted for more than 10% of the Company's total revenue in 1999, 1998 or 1997.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

(14) NONCASH FINANCING AND INVESTING ACTIVITIES AND SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest expense in 1999, 1998, and 1997 were $222,000, $79,000, and $57,000, respectively.

     Cash payments for income taxes, net of refunds received, in 1999, 1998 and 1997 were $2,116,000, $331,000 and $986,000, respectively.

     During 1999, 1998, and 1997, the Company entered into capital lease obligations for equipment valued at $653,000, $1,441,000 and $989,000, respectively.

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair values of financial instruments:

     The carrying amount for cash and cash equivalents, marketable securities, accounts receivable and long-term obligations approximates fair value because of the short maturity of those instruments.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Computer Network Technology Corporation:

     We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.
                                                     /s/ KPMG LLP

Minneapolis, Minnesota
January 21, 2000

                              REPORT OF MANAGEMENT

     The accompanying consolidated financial statements, including the notes thereto, and other financial information presented in the Annual Report on Form 10-K were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon our best estimates and judgments.

     Computer Network Technology Corporation maintains an effective system of internal accounting control. We believe this system provides reasonable assurance that transactions are executed in accordance with management authorization and are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify, and maintain accountability of assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived.

     KPMG LLP, independent certified public accountants, is retained to audit the Company's financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards.

     The Audit Committee of the Board of Directors is composed of four outside directors and is responsible for recommending the independent accounting firm to be retained for the coming year, subject to shareholder approval. The Audit Committee meets periodically and privately with the independent accountants, as well as with management, to review accounting, auditing, internal accounting controls, and financial reporting matters.

/s/ Thomas G. Hudson
Chairman of the Board,
President and Chief
Executive Officer

/s/ Gregory T. Barnum
Chief Financial Officer,
Vice President of Finance and
Corporate Secretary

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                     YEARS ENDED DECEMBER 31
                                                          ----------------------------------------------
                                                            FIRST       SECOND      THIRD       FOURTH
                                                          QUARTER(1)    QUARTER    QUARTER    QUARTER(2)
                                                          ----------    -------    -------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenue...............................................     $36,913      $37,856    $41,069     $35,855
Gross profit..........................................      21,814       22,283     23,651      16,563
Income (loss) from operations.........................       3,462        2,771      4,065      (4,022)
Net income (loss).....................................       2,697        1,786      2,749      (2,577)
Net income (loss) per share:
  Basic...............................................         .12          .08        .12        (.11)
  Diluted.............................................         .11          .07        .11        (.11)
1998
Revenue...............................................     $31,166      $33,466    $33,010     $35,893
Gross profit..........................................      18,634       19,517     18,884      21,672
Income from operations................................         522        1,259      2,610       2,821
Net income............................................         369          870      1,799       1,691
Net income per share:
  Basic...............................................         .02          .04        .08         .08
  Diluted.............................................         .02          .04        .08         .07

-------------------------
(1) The 1999 first quarter includes other nonrecurring income of $667,000, or .02 per share after tax, due to recognition of a payment received in connection with the sale of our vision product line.

(2) The 1999 fourth quarter includes special charges of $1.4 million for the write-off of non-SAN related products, $1.3 million for an abandoned facility, partially offset by the reversal of the remaining integration accrual of $430,000 relating to the acquisition of the Internet Solutions Division of Apertus Technologies, Inc. Special charges in the fourth quarter of 1999 totaled $.06 per share after tax. The 1998 fourth quarter includes a special charge of $927,000 or $.04 per share after tax for acquired in-process research and development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 29, 2000, is incorporated herein by reference. For information concerning the executives officers, see Item 4.A. of this Annual Report on Form 10K.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table", "Option Tables", "Employment Agreements", "Election of Directors - Compensation of Directors", "Internal Revenue Code Section 162(m)" and "Comparative Stock Price Performance" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission on or before April 29, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission on or before April 29, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF REGISTRANT

       Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

(A) 2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF REGISTRANT

       Independent Auditors' Report on Consolidated Financial Statement Schedule

       Schedule II: Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997.

       All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

                                                                     SCHEDULE II

                    COMPUTER NETWORK TECHNOLOGY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO
                                            BEGINNING     COSTS &       OTHER                    BALANCE AT
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNT     DEDUCTIONS   END OF PERIOD
               -----------                  ----------   ----------   ----------   ----------   -------------
Year ended December 31, 1999
  Allowance for doubtful accounts and
     sales returns........................    $1,225        519            --          (785)       $  959
Year ended December 31, 1998
  Allowance for doubtful accounts and
     sales returns........................    $2,979        690            --        (2,444)       $1,225
Year ended December 31, 1997
  Allowance for doubtful accounts and
     sales returns(1).....................    $  899        121         2,354          (395)       $2,979

-------------------------
(1) In connection with its acquisition of the Internet Solutions Division of Apertus Technologies, Inc. the Company recorded an allowance for doubtful accounts and sales returns in the amount of $2,354.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Computer Network Technology Corporation:

     Under the date of January 21, 2000, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report on Form 10-K. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 21, 2000

(A) 3. EXHIBITS

     The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT                           DESCRIPTION
-------                           -----------
 2A.      Agreement for Sale of Shares among Computer Network
          Technology Corporation and each of Scott Opitz and Alexsandr
          Elkin dated December 3, 1998. (Incorporated by reference to
          Exhibit 2.1 to current report on Form 8-K dated December 3,
          1998.)
 2B.      Asset Purchase Agreement by and between CNT Acquisition I
          Corporation, Computer Network Technology Corporation and
          Apertus Technologies Inc. dated October 24, 1997.
          (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)
 3A.      Second Restated Articles of Incorporation of the Company.
          (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
 3B.      By-laws of the Company (Incorporated by reference to Exhibit
          3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
 4.1      Rights Agreement between the Company and Chase Mellon
          Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to
          Purchase Preferred Shares. (Incorporated by reference to
          Exhibit 1 to Form 8-A dated July 29, 1998.)
 4.2      Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No.
          333-80841.)
10A.      Lease Agreement dated November 30, 1990 by and between TOLD
          Development Company, a general partnership, and Computer
          Network Technology Corporation. (Incorporated by reference to Exhibit 10C Form S-2 Registration Statement No.
          33-41985.)
10B.      Computer Network Technology Corporation 401(k) Salary
          Savings Plan effective January 1, 1991. (Incorporated by
          reference to Exhibit 10B to Form S-3 Registration Statement
          No. 333-80841.)(1)
10C.      Subscription Agreements of Kanematsu Electronics Ltd. and
          Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement No.
          33-41985.)
10D.      Amended 1992 Employee Stock Purchase Plan. (Incorporated by
          reference to Exhibit 99 Form S-8 Registration Statement No.
          333-80793.)(1)
10E.      Amended 1992 Stock Award Plan. (Incorporated by reference to
          Exhibit 99 Form S-8 Registration Statement No.
          333-80791.)(1)
10F.      1999 Non-Qualified Stock Award Plan. (Incorporated by
          reference to Exhibit 99 Form S-8 Registration Statement No.
          333-86315.)(1)
10G.      Trademark License executed October 8, 1999 between Compaq
          Computer Corporation and Computer Network Technology
          Corporation. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated October 13, 1999.)
10H.      March 10, 1994 Incentive Stock Option Agreements.
          (Incorporated by reference to Exhibit 28.2 Form S-8
          Registration Statement No. 33-83266.)(1)
10I.      March 10, 1994 Non-Qualified Stock Option Agreements.
          (Incorporated by reference to Exhibit 28.3 Form S-8
          Registration Statement No. 33-83266.)(1)
10J.      Building Lease by and between Opus Northwest, L.L.C., and
          Computer Network Technology Corporation. (Incorporated by
          reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)

EXHIBIT                           DESCRIPTION
-------                           -----------
10K.      Employment Agreement by and between the Company and Thomas
          G. Hudson as amended. (Incorporated by reference to Exhibit
          10Z Form 10-Q for the quarterly period ended June 30,
          1996.)(1)
10L.      Lease Agreement between Teachers Realty Corporation and
          Computer Network Technology Corporation. (Incorporated by
          reference to Exhibit 10AA Form 10-Q for the quarterly period ended June 30, 1996.)
10M.      Description of Success Sharing Bonus Plan. (Incorporated by
          reference to Exhibit 10Y Form 10-K for the year ended
          December 31, 1997.)(1)
10N.      Employment Agreement by and between the Company and Mark
          Knittel. (Incorporated by reference to Exhibit 10AA Form
          10-K for the year ended December 31, 1997.)(1)
10O.      Executive Deferred Compensation Plan. (Incorporated by
          reference to Exhibit 10P to Form 10-K for the year ended
          December 31, 1998.)(1)
10P.      Form of Non-Qualified Stock Option Agreement dated May 13,
          1999 for certain officers. (Incorporated by reference to
          Exhibit 10R-1 to Form S-3 Registration Statement No.
          333-80841.)(1)
10Q.      Form of Incentive Stock Option Agreement dated May 13, 1999 for certain officers. (Incorporated by reference to Exhibit
          10S-1 to Form S-3 Registration Statement No. 333-80841.)(1)
10R.      Employment Agreement dated December 3, 1998 by and between
          Scott Optiz and IntelliFrame Corporation. (Incorporated by
          reference to Exhibit 10.3 to Form 8-K dated December 3,
          1998.)
10S.      Employment Agreement dated December 3, 1998 by and between
          Alexansandr Elkin and IntelliFrame Corporation.
          (Incorporated by reference to Exhibit 10.4 to Form 8-K dated
          December 3, 1998.)
10T.      Employment/Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)
10U.      1997 Restricted Stock Plan. (Incorporated by reference to
          Exhibit 99 to Form S-8 Registration Statement No.
          333-59951.)(1)
21.       Subsidiaries of the Registrant.(2)
23.       Independent Auditors' Consent.(2)
27.       Financial Data Schedule(2)
99.       Cautionary Statements(2)

---------------
(1) Management contracts or compensatory plans or arrangements with the Company.

(2) Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K dated October 13, 1999. The report covered a contract entered into with Compaq Computer Corporation and a press release related thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: March 27, 2000                     By: /s/ THOMAS G. HUDSON
                                            ------------------------------------
                                              Thomas G. Hudson, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             /s/ THOMAS G. HUDSON              President and Chief Executive Officer  March 27, 2000
---------------------------------------------    (Principal Executive Officer) and
              Thomas G. Hudson                   Director

             /s/ GREGORY T. BARNUM             Vice President of Finance, Chief       March 27, 2000
---------------------------------------------    Financial Officer and Secretary
              Gregory T. Barnum                  (Principal Financial Officer)

           /s/ JEFFREY A. BERTELSEN            Corporate Controller and Treasurer     March 27, 2000
---------------------------------------------    (Principal Accounting Officer)
            Jeffrey A. Bertelsen

             /s/ PATRICK W. GROSS              Director                               March 27, 2000
---------------------------------------------
              Patrick W. Gross

              /s/ ERWIN A. KELEN               Director                               March 27, 2000
---------------------------------------------
               Erwin A. Kelen

             /s/ LAWRENCE PERLMAN              Director                               March 27, 2000
---------------------------------------------
              Lawrence Perlman

             /s/ JOHN A. ROLLWAGEN             Director                               March 27, 2000
---------------------------------------------
              John A. Rollwagen

                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION
-------                           -----------
 2A.      Agreement for Sale of Shares among Computer Network
          Technology Corporation and each of Scott Opitz and Alexsandr
          Elkin dated December 3, 1998. (Incorporated by reference to
          Exhibit 2.1 to current report on Form 8-K dated December 3,
          1998.)
 2B.      Asset Purchase Agreement by and between CNT Acquisition I
          Corporation, Computer Network Technology Corporation and
          Apertus Technologies Inc. dated October 24, 1997.
          (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated October 24, 1997.)
 3A.      Second Restated Articles of Incorporation of the Company.
          (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
 3B.      By-laws of the Company. (Incorporated by reference to
          Exhibit 3(ii)-1 to current report on Form 8-K dated May 25,
          1999.)
 4.1      Rights Agreement between the Company and Chase Mellon
          Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to
          Purchase Preferred Shares. (Incorporated by reference to
          Exhibit 1 to Form 8-A dated July 29, 1998.)
 4.2      Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No.
          333-80841.)
10A.      Lease Agreement dated November 30, 1990 by and between TOLD
          Development Company, a general partnership, and Computer
          Network Technology Corporation. (Incorporated by reference to Exhibit 10C Form S-2 Registration Statement No.
          33-41985.)
10B.      Computer Network Technology Corporation 401(k) Salary
          Savings Plan effective January 1, 1991. (Incorporated by
          reference to Exhibit 10B to Form S-3 Registration Statement
          No. 333-80841.)(1)
10C.      Subscription Agreements of Kanematsu Electronics Ltd. and
          Kanematsu USA Inc. dated October 22, 1990. (Incorporated by reference to Exhibit 10G Form S-2 Registration Statement No.
          33-41985.)
10D.      Amended 1992 Employee Stock Purchase Plan. (Incorporated by
          reference to Exhibit 99 Form S-8 Registration Statement No.
          333-80793.)(1)
10E.      Amended 1992 Stock Award Plan. (Incorporated by reference to
          Exhibit 99 Form S-8 Registration Statement No.
          333-80791.)(1)
10F.      1999 Non-Qualified Stock Award Plan. (Incorporated by
          reference to Exhibit 99 Form S-8 Registration Statement No.
          333-86315.)(1)
10G.      Trademark License executed October 8, 1999 between Compaq
          Computer Corporation and Computer Network Technology
          Corporation. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated October 13, 1999.)
10H.      March 10, 1994 Incentive Stock Option Agreements.
          (Incorporated by reference to Exhibit 28.2 Form S-8
          Registration Statement No. 33-83266.)(1)
10I.      March 10, 1994 Non-Qualified Stock Option Agreements.
          (Incorporated by reference to Exhibit 28.3 Form S-8
          Registration Statement No. 33-83266.)(1)
10J.      Building Lease by and between Opus Northwest, L.L.C., and
          Computer Network Technology Corporation. (Incorporated by
          reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)

EXHIBIT                           DESCRIPTION
-------                           -----------
10K.      Employment Agreement by and between the Company and Thomas
          G. Hudson as amended. (Incorporated by reference to Exhibit
          10Z Form 10-Q for the quarterly period ended June 30,
          1996.)(1)
10L.      Lease Agreement between Teachers Realty Corporation and
          Computer Network Technology Corporation. (Incorporated by
          reference to Exhibit 10AA Form 10-Q for the quarterly period ended June 30, 1996.)
10M.      Description of Success Sharing Bonus Plan. (Incorporated by
          reference to Exhibit 10Y Form 10-K for the year ended
          December 31, 1997.)(1)
10N.      Employment Agreement by and between the Company and Mark
          Knittel. (Incorporated by reference to Exhibit 10AA Form
          10-K for the year ended December 31, 1997.)(1)
10O.      Executive Deferred Compensation Plan. (Incorporated by
          reference to Exhibit 10P to Form 10-K for the year ended
          December 31, 1998.)(1)
10P.      Form of Non-Qualified Stock Option Agreement dated May 13,
          1999 for certain officers. (Incorporated by reference to
          Exhibit 10R-1 to Form S-3 Registration Statement No.
          333-80841.)(1)
10Q.      Form of Incentive Stock Option Agreement dated May 13, 1999 for certain officers. (Incorporated by reference to Exhibit
          10S-1 to Form S-3 Registration Statement No. 333-80841.)(1)
10R.      Employment Agreement dated December 3, 1998 by and between
          Scott Optiz and IntelliFrame Corporation. (Incorporated by
          reference to Exhibit 10.3 to Form 8-K dated December 3,
          1998.)
10S.      Employment Agreement dated December 3, 1998 by and between
          Alexansandr Elkin and IntelliFrame Corporation.
          (Incorporated by reference to Exhibit 10.4 to Form 8-K dated
          December 3, 1998.)
10T.      Employment/Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)
10U.      1997 Restricted Stock Plan. (Incorporated by reference to
          Exhibit 99 to Form S-8 Registration Statement No.
          333-59951.)(1)
21.       Subsidiaries of the Registrant.(2)
23.       Independent Auditors' Consent.(2)
27.       Financial Data Schedule(2)
99.       Cautionary Statements(2)

---------------
(1) Management contracts or compensatory plans or arrangements with the Company.

(2) Filed herewith.