Form 10-Q
period 2000-04-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 2000-06-09
CIK 701319

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        APRIL 30, 2000 OR


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM       TO


                         COMMISSION FILE NUMBER: 0-13994
                                                 -------


                     Computer Network Technology Corporation
                     ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Minnesota                                      41-1356476
  --------------------                  ----------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota                         55442
----------------------------------------------                     -------------
    (Address of principal executive offices)                        (Zip Code)


                        Telephone Number: (763) 268-6000
              ----------------------------------------------------
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

As of May 31, 2000, the registrant had 24,053,539 shares of $.01 par value common stock issued and outstanding.



================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                                        Page
                                                                                                               ----
  Item 1.         Financial Statements (unaudited)

                  Consolidated Statements of Operations for the three months ended April 30, 2000 and March 31, 1999, and for the
                    one month transition period ended January 31, 2000............................................3

                  Consolidated Balance Sheets as of April 30, 2000 and
                    December 31, 1999.............................................................................4

                  Consolidated Statements of Cash Flows for the three months ended April 30, 2000 and March 31, 1999, and for the one
                    month transition period ended January 31, 2000............................................... 5

                  Notes to Consolidated Financial Statements .................................................... 6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ....................................................................8


PART II.          OTHER INFORMATION .............................................................................17

  Item 1-5.       None

  Item 6.         Exhibits and Reports on Form 8-K


SIGNATURES ......................................................................................................18

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three months ended           One month ended
                                                 -----------------------------------  -----------------
                                                      April 30,        March 31,         January 31,
                                                        2000             1999               2000
                                                 ----------------  -----------------  -----------------
REVENUE:
  Product sales                                  $      29,866     $      25,757      $      1,354
  Service fees                                          13,406            11,156             3,460
                                                     -----------       -----------      ------------
    Total revenue                                       43,272            36,913             4,814
                                                     -----------       -----------      ------------

COST OF REVENUE:
  Cost of product sales                                 11,877             8,612               923
  Cost of service fees                                   8,087             6,487             2,662
                                                     -----------       -----------      ------------
    Total cost of revenue                               19,964            15,099             3,585
                                                     -----------       -----------      ------------

GROSS PROFIT                                            23,308            21,814             1,229
                                                     -----------       -----------      ------------

OPERATING EXPENSES:
  Sales and marketing                                   12,423            10,700             3,573
  Engineering and development                            7,288             5,934             2,324
  General and administrative                             2,093             1,718               836
                                                     -----------       -----------      ------------
    Total operating expenses                            21,804            18,352             6,733
                                                     -----------       -----------      ------------

INCOME (LOSS) FROM OPERATIONS                            1,504             3,462            (5,504)
                                                     -----------       -----------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                          274               101                95
  Interest expense                                         (88)              (46)               (6)
  Other, net                                             1,041               571                 4
                                                     -----------       -----------      ------------
    Other income, net                                    1,227               626                93
                                                     -----------       -----------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                        2,731             4,088            (5,411)

PROVISION (BENEFIT) FOR INCOME TAXES                       901             1,391            (1,786)
                                                     -----------       -----------      ------------

NET INCOME (LOSS)                                $       1,830     $       2,697      $     (3,625)
                                                     ===========       ===========      ============

BASIC:
  NET INCOME (LOSS) PER SHARE                    $         .08      $        .12      $       (.15)
                                                     ===========       ===========      ============
  SHARES                                                23,935            22,481            23,813
                                                     ===========       ===========      ============

DILUTED:
  NET INCOME (LOSS)  PER SHARE                   $         .07      $        .11      $       (.15)
                                                     ===========       ===========      ============
  SHARES                                                26,358            25,203            23,813
                                                     ===========       ===========      ============

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                       April 30,        December 31,
                                                                        2000               1999
                                                                   -------------       --------------
ASSETS                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                    $      12,290       $       16,184
    Marketable securities                                               18,687               10,711
    Receivables, net                                                    35,957               36,847
    Inventories                                                         18,174               14,764
    Deferred tax asset                                                   4,419                4,419
    Other current assets                                                 2,751                2,208
                                                                     -----------        -------------
        Total current assets                                            92,278               85,133

Property and equipment, net                                             22,592               18,471
Field support spares, net                                                4,069                4,135
Deferred tax asset                                                       3,236                3,236
Goodwill and other intangibles, net                                      3,071                3,427
Other assets                                                               366                  268
                                                                     -----------        -------------
                                                                 $     125,612       $      114,670
                                                                     ===========        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $      14,268       $       11,696
    Accrued liabilities                                                 12,659               11,714
    Deferred revenue                                                    16,865                9,320
    Current installments of obligations under capital lease              1,199                  688
    Current installments of long-term debt                                   -                1,000
                                                                     -----------        -------------
        Total current liabilities                                       44,991               34,418

Obligations under capital lease, less current installments               2,533                1,780
                                                                     -----------        -------------
        Total liabilities                                               47,524               36,198
                                                                     -----------        -------------

Shareholders' equity:
     Preferred stock, authorized 1,000 shares;
        none issued and outstanding                                          -                    -
    Common stock, $.01 par value; authorized
        30,000 shares, issued and
        outstanding 24,042 at April 30, 2000 and
        23,792 at December 31, 1999                                        240                  238
    Additional paid-in capital                                          70,706               68,927
    Unearned compensation                                                 (935)                (838)
    Retained earnings                                                    9,001               10,796
    Accumulated other comprehensive income -
    foreign currency translation adjustment                               (924)                (651)
                                                                     -----------        -------------
        Total shareholders' equity                                      78,088               78,472
                                                                     -----------        -------------
                                                                 $     125,612       $      114,670
                                                                     ===========        =============

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                          Three months ended          One month ended
                                                                    -----------------------------     ---------------
                                                                      April 30,        March 31,         January 31,
                                                                        2000             1999               2000
                                                                    ------------     ------------      -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                  $    1,830      $    2,697        $    (3,625)
  Depreciation and amortization                                           2,618           2,509                844
  Compensation expense                                                      102              69                 49

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                                          (1,894)         (5,151)             2,639
    Inventories                                                             857           2,099             (4,267)
    Other current assets                                                   (447)           (761)               (96)
    Accounts payable                                                      4,179             466             (1,607)
    Accrued liabilities                                                   5,212            (702)            (4,267)
    Deferred revenue                                                      5,711           1,993              1,834
                                                                       ----------      ----------        ------------
      Cash provided by (used in) operating activities                    18,168           3,219             (8,496)
                                                                       ----------      ----------        ------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                    (4,353)         (1,719)              (596)
  Additions to field support spares                                        (362)           (574)              (278)
  Net purchase and redemption of marketable securities                  (10,046)           (184)             2,070
  Other                                                                    (100)             31                  2
                                                                       ----------      ----------        ------------
    Cash provided by (used in) investing activities                     (14,861)         (2,446)             1,198
                                                                       ----------      ----------        ------------
FINANCING ACTIVITIES:
  Repayment of obligations under capital lease                             (243)            (57)               (65)
  Repayment of long-term debt                                                 -          (1,000)            (1,000)
  Proceeds from issuance of common stock                                  1,367           2,742                166
                                                                       ----------      ----------        ------------
    Cash provided by (used in) financing activities                       1,124           1,685               (899)
                                                                       ----------      ----------        ------------

Effects of exchange rate changes                                           (115)            (54)               (13)
                                                                       ----------      ----------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,316           2,404             (8,210)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           7,974          11,786             16,184
                                                                       ----------      ----------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $   12,290      $   14,190        $     7,974
                                                                       ==========      ==========        ============

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

(2) CHANGE IN FISCAL YEAR

On January 12, 2000, the Company changed its fiscal year to end on January 31, rather than December 31. The Company has included information for the transition period from January 1-January 31, 2000 in this Form 10-Q pursuant to rule 13a-10 of the Securities Exchange Act of 1934. We typically incur significant losses in the first month following the completion of a quarter because our revenue for that month is significantly less than the average monthly revenue we generate in any quarterly or annual period.

(3) INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                                         April 30,           December 31,
                                                                           2000                  1999
                                                                     ---------------         ------------

Components and subassemblies                                          $   11,969          $     8,816
Work in process                                                            2,428                3,147
Finished goods                                                             3,777                2,801
                                                                        -----------          ------------
                                                                      $   18,174          $    14,764
                                                                        ===========          ============

(3) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

                                                                 Three months ended          One month ended
                                                           -----------------------------     ----------------
                                                              April 30,       March 31,         January 31,
                                                                2000            1999               2000
                                                           --------------   -----------        ------------
Net income (loss)                                          $      1,830     $    2,697         $   (3,625)
Translation adjustment, net of tax effect of $0                    (322)          (258)                49
                                                              -----------     ---------          ----------

Total comprehensive income (loss)                          $      1,508     $    2,439         $   (3,576)
                                                              ===========     =========          ==========


(4) SEGMENT INFORMATION

The Company has two reportable segments consisting of its Networking Solutions Division and Enterprise Integration Solutions Division. The Networking Solutions Division provides products and services that offer high-speed open systems connectivity, access to legacy data and guaranteed data integrity for applications such as remote storage, disk mirroring, remote tape vaulting and disaster recovery. The Enterprise Integration Solutions Division provides products and services that integrate legacy systems with client/server and Internet technologies, including e-business and customer relationship management applications. The Company's two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

                                                             Three months ended         One month ended
                                                       ----------------------------     ---------------
                                                          April 30,      March 31,        January 31,
                                                            2000           1999              2000
                                                       --------------   -----------      ------------
REVENUE:
  Networking Solutions Division                        $    38,607      $   29,245       $    4,342
  Enterprise Integration Solutions Division                  4,665           7,668              472
                                                        ------------     ----------       ----------
                                                       $    43,272      $   36,913            4,814
                                                        ============     ==========       ==========
OPERATING PROFIT (LOSS):
  Networking Solutions Division                        $     3,607      $    2,781           (3,793)
  Enterprise Integration Solutions Division                 (2,103)            681           (1,711)
                                                        ------------     ----------       ----------
                                                       $     1,504      $    3,462      $    (5,504)
                                                        ============     ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of hardware and software products in the rapidly growing market for SANs. We market our SAN products through our Networking Solutions Division. The Networking Solutions Division also markets our established channel networking products, which enable computers to transmit data over unlimited distances. Our Networking Solutions Division is our principal business and accounts for the majority of our revenues. Our other division, the Enterprise Integration Solutions Division, develops and sells our EAI software that automates the integration of computer applications, as well as our traditional server gateways and tools, which enable multiple desktop computer and mainframe terminals to communicate with one another.

    On January 12, 2000, we changed our fiscal year to end on January 31, rather than December 31. We have included information for the transition period from January 1-January 31, 2000 in this Form 10-Q pursuant to rule 13a-10 of the Securities Exchange Act of 1934. We typically incur significant losses in the first month following the completion of a quarter because our revenue for that month is significantly less than the average monthly revenue we generate in any quarterly or annual period. Results for any given monthly period are not indicative of potential results for any future period.

    References in this Form 10-Q to the first quarter of 2000 represent the three months ending April 30, 2000. References in this Form 10-Q to the first quarter of 1999 represent the three months ending March 31, 1999. We have not submitted financial information for the three months ending April 30, 1999 in this Form 10-Q because the information is not practical or cost beneficial to prepare. We believe that the first quarter of 1999 provides a meaningful comparison to the first quarter of 2000. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months ending April 30, 1999 were presented in lieu of results for the first quarter of 1999.

    Revenues increased 17 percent in the first quarter of 2000 to $43.3 million from $36.9 million in the first quarter of 1999. Net income for the first quarter of 2000 totaled $1.8 million, or $.07 per share, compared to net income in the first quarter of 1999 of $2.7 million or $.11 per share. Results for the first quarter of 2000 and 1999 include other nonrecurring income of $1.2 million and $667,000, respectively, for payments received from an earlier sale of our Vision product line. Excluding these non-recurring payments, earnings per share would have been $.04 and $.09 in the first quarter of 2000 and 1999, respectively.

    Revenues from our Networking Solutions Division increased 32 percent in the first quarter of 2000 to $38.6 million from $29.2 million in the first quarter of 1999. Operating income for our Networking Solutions Division increased 30% in the first quarter of 2000 to $3.6 million from $2.8 million in the first quarter of 1999.

    Revenues from our Enterprise Integration Solutions Division decreased 39 percent in the first quarter of 2000 to $4.7 million from $7.7 million in the first quarter of 1999. The Enterprise

Integration Solutions Division generated an operating loss in the first quarter of 2000 of $2.1 million, compared to an operating profit of $681,000 in the first quarter of 1999.

    We derive an increasingly significant portion of our revenues from sales of SAN products and, if we do not divest all or part of our Enterprise Integration Solutions Division, our EAI products. As a result of product maturation, revenues derived from traditional channel networking and server gateways and tools products have declined, and we expect that revenues from these products will continue to decline in the future as we continue to focus more of our resources on our SAN and EAI products.

    We primarily sell our SAN products directly to end-user customers in connection with joint marketing activities with business partners and original equipment manufacturers, or OEMs. OEMs combine our products with their own products and sell the combined products to their customers. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect this cycle will continue.

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


        Networking Solutions                                                             Enterprise Integration
             Division                                                                       Solutions Division
--------------------------------------                                             -------------------------------------
         Three months ended                                                                 Three months ended
--------------------------------------                                             -------------------------------------
   April 30,             March 31,                                                    April 30,             March 31,
      2000                 1999                                                         2000                  1999
-----------------     ----------------                                             ---------------       ---------------
                                                        REVENUE:
      70.7%                  71.2%                   Product sales                        54.7%                 64.5%
      29.3                   28.8                     Service fees                        45.3                  35.5
-----------------     ----------------                                             ---------------       ---------------
     100.0                  100.0                    Total revenue                       100.0                 100.0
-----------------     ----------------                                             ---------------       ---------------

                                                     GROSS PROFIT:
      57.7                   60.7                    Product sales                        87.7                  91.2
      41.3                   44.2                     Service fees                        31.0                  34.6
-----------------     ----------------                                             ---------------       ---------------
      52.9                   56.0                  Total gross profit                     62.0                  71.1
-----------------     ----------------                                             ---------------       ---------------

                                                  OPERATING EXPENSES:
      24.3                   27.3                 Sales and marketing                     65.4                  35.5
      14.4                   14.6             Engineering and development                 37.2                  21.7
       4.9                    4.6              General and administrative                  4.5                   5.0
-----------------     ----------------                                             ---------------       ---------------
      43.6                   46.5               Total operating expenses                 107.1                  62.2
-----------------     ----------------                                             ---------------       ---------------

       9.3%                   9.5%           INCOME (LOSS) FROM OPERATIONS               (45.1)%                 8.9%
=================     ================                                             ===============       ===============

      The financial data set forth above and otherwise included in this Form 10-Q was prepared from consolidated financial statements that include the combined results of operations of our Networking Solutions Division and our Enterprise Integration Solutions Division. The Networking Solutions Division and the Enterprise Integration Solutions Division were not accounted for, and were not operated as, separate stand alone business entities. The financial data set forth above and otherwise included in this Form 10-Q is not necessarily reflective of what cost structures will remain after any divestiture of all or part of the Enterprise Integration Solutions Division and no adjustments have been made to such information to reflect any changes in such cost structures, including increased costs associated with reduced economies of scale.

REVENUE

     Our Networking Solutions Division revenue consists of the sale and support of products that enable our customers to build and manage storage area networks, or SANs and other applications such as remote storage, remote disk mirroring and remote tape vaulting, and our traditional channel networking products for applications that require continuous business availability.

     Our Enterprise Integration Solutions Division revenue consists of the licensing, sale and support of enterprise application integration, or EAI, software products which are used for e-commerce and CRM applications, and our traditional server gateway and tools products.

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

     Revenue generated from the sale of products and services outside the United States increased 10 percent in the first quarter of 2000 to $12.7 million from $11.5 million in the first quarter of 1999. The increase was primarily due to growing customer demand for SAN and EAI related product applications. The revenue increase in the first quarter of 2000 compared to the first quarter of 1999 was due to volume increases in sales of products and services. Price increases did not have a significant impact on revenue.

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

NETWORKING SOLUTIONS DIVISION

Revenue

     Revenue from Networking Solutions Division products increased 31 percent in the first quarter of 2000 to $27.3 million from $20.8 million in the first quarter of 1999. SAN applications for both open systems and mainframes continued to drive new product revenue for CNT. SAN related product applications increased 32 percent in the first quarter of 2000 to $15.6 million from $11.8 million in the first quarter of 1999. Sales of channel extension product applications increased 30 percent in the first quarter of 2000 to $11.7 million from $9.0 million in the first quarter of 1999.

     During the fourth quarter of 1999, we introduced the first product for remote disk mirroring over IP based networks. We recorded $484,000 of IP related product revenue in the first quarter of 2000. Our partner relationships with STK and Compaq have also generated significant product revenue. During the first quarter of 2000, sales of the DXE product to STK contributed $2.7 million of product revenue, while our OEM relationship with Compaq contributed $478,000 of product revenue.

    Service revenue for the Networking Solutions Division increased 34 percent in the first quarter of 2000 to $11.3 million from $8.4 million in the first quarter of 1999. Professional service revenue increased 51 percent in the first quarter of 2000 to $1.8 million from $1.2 million in the first quarter of 1999. Traditional maintenance services accounted for the remaining increase in revenue due to the growing installed base of customers using our networking products.

Gross Profit

     Gross profit margins from the sale of Networking Solutions Divsion products declined to 58 percent in the first quarter of 2000 from 61 percent in the first quarter of 1999. The decrease in gross margin percentage was due to our sale of the DXE product to STK, and the UltraNet Gateway product to Compaq, both of which carry lower gross margins than our Channelink and UltraNet products sold through direct channels.

    Gross profit margins from services provided by our Networking Solutions Division declined to 41 percent in the first quarter of 2000 from 44 percent in the first quarter of 1999. The decrease in gross margin percentage was due to new professional services employees that have been added in the last six months, in anticipation of future growth in professional services.

Operating Expenses and Margin

     Sales and marketing expenses related to our Networking Solutions Division increased 17 percent in the first quarter of 2000 to $9.4 million from $8.0 million in the first quarter of 1999. The increase was due to the additional expense required to generate the 32 percent increase in Networking Solutions Division revenue.

     Engineering and development expense primarily relates to costs associated with the development of new products and enhancements to existing products. Engineering and development expense related to the Networking Solutions Division increased 30 percent in the first quarter of 2000 to $5.6 million from $4.3 million in the first quarter of 1999. The increase was primarily due to continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing SAN capabilities. We recently announced a number of new UltraNet products, including SAN over IP that enables companies to build storage infrastructures over IP-based networks, such as intranets and virtual private networks. We also introduced new products to provide for Fibre Channel to SCSI conversion, including our new UltraNet Open Systems Router that enables companies to do local SCSI to Fibre Channel conversion at a lower price point.

     General and administrative expenses are allocated to the Networking Solutions Division and Enterprise Integration Solutions Division based on each division's relative percentage of total consolidated revenue. Total general and administrative expenses increased 22 percent in the first quarter of 2000 to $2.1 million from $1.7 million in the first quarter of 1999. The increase was due to higher costs for wages, insurance, professional fees and shareholder relations.

     Operating margin as a percentage of total revenue for our Networking Solutions Division declined to 9.3 percent in the first quarter of 2000 from 9.5 percent in the first quarter of 1999. Improvements in sales and marketing expense efficiencies were offset by lower gross margins for product sales and services.

ENTERPRISE INTEGRATION SOLUTIONS DIVISION

Revenue

     Revenue from Enterprise Integration Solutions Division products declined 48 percent in the first quarter of 2000 to $2.6 million from $4.9 million in the first quarter of 1999. Sales of server gateway and tools products declined 73 percent in the first quarter of 2000 to $1.0 million from $3.8 million in the first quarter of 1999. Sales of EAI products increased 37 percent in the first quarter of 2000 to $1.5 million from $1.1 million in the first quarter of 1999. The increase was due to growing customer demand for products that integrate legacy applications with frameworks, packaged applications, or new environments, while providing mainframe connectivity.

     Service revenue for the Enterprise Integration Solutions Division declined 22 percent in the first quarter of 2000 to $2.1 million from $2.7 million in the first quarter of 1999. Revenue from professional services declined to $608,000 in the first quarter of 2000 from $1.0 million in the first quarter of 1999. The remaining decrease was due to a continued decline in the server gateway and tools maintenance base. Revenue from traditional maintenance services declined to $1.5 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999.

Gross Profit

     Gross profit margins from the sale of Enterprise Integration products declined to 88 percent in the first quarter of 2000 from 91 percent in the first quarter of 1999. The decrease was due to an inventory charge of approximately $100,000 related to the server gateway and tools product line.

     Gross profit margins from services provided by our Enterprise Integration Solutions Division declined to 31 percent in the first quarter of 2000 from 35 percent in the first quarter of 1999. The decrease was due to the continuing decline in the server gateway and tools maintenance base.

Operating Expenses and Margin

     Sales and marketing expense related to our Enterprise Integration Solutions Division increased 12 percent in the first quarter of 2000 to $3.1 million from $2.7 million in the first quarter of 1999. Our ongoing plan to increase sales and market share for this division includes significant new investments in sales and marketing expenditures.

    Engineering and development expense related to our Enterprise Integration Solutions Division increased four percent in the first quarter of 2000 to $1.7 million. Increases in engineering and development expense for our new InVista product were offset by reductions in engineering expense relating to our mature server gateway and tools products.

    The Enterprise Integration Solutions Division generated an operating loss in the first quarter of 2000 of $2.1 million, compared to an operating profit in the first quarter of 1999 of $681,000. The decrease in operating margin can be attributed to the continuing decline in revenue from server gateway and tools products and services, and our commitment to invest in sales and marketing for our EAI products.

OTHER

     Other income increased in the first quarter of 2000 to $1.2 million from $626,000 in the first quarter of 1999, primarily due to recognition of a $1.2 million payment received in March 2000 from the sale of our Vision product line in December 1997. We recognized non-recurring income of $667,000 from the Vision sale in the first quarter of 1999. There are no remaining payments to be received from the sale of the Vision product line.

     We recorded a provision for income tax at an effective income tax rate of 33 percent in the first quarter of 2000, compared to an effective rate of 34 percent in the first quarter of 1999. Fluctuations in our effective income tax rate are primarily due to the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

    Cash, cash equivalents and marketable securities at April 30, 2000 totaled $31.0 million, an increase of $14.4 million since January 31, 2000. Operations and proceeds from the exercise of stock options provided cash in the first quarter of 2000 of $18.2 million and $1.4 million, respectively. Uses of cash in the first quarter of 2000 included the purchase of property and equipment and field support spares totaling $4.7 million.

     In May 2000, we issued options for the purchase of approximately 2.5 million shares of common stock in RealLegacy.com, Inc., our wholly owned subsidiary including our EAI business, to our directors and employees and officers of RealLegacy.com, Inc. The options have an exercise price of $2.00 per share, equal to their estimated fair market value on the date of grant, and have individually defined terms and vesting periods.

     Expenditure for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2000.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

NEW EUROPEAN CURRENCY

     On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. We have a significant number of customers located in European Union countries participating in this conversion. The euro conversion may have competitive implications for our pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time. Our new business system, which became effective January 1999, is capable of handling the new euro currency. We cannot assure, however, that all problems related to the euro conversion will be foreseen and corrected, or that no material disruptions of our business will occur.

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

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's view in applying general accepted accounting principles to revenue recognition in financial statements. We are currently analyzing whether SAB 101 will have any impact on our financial statements. SAB 101 will become effective for us during the quarter ending July 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper.

     At April 30, 2000, our marketable securities included a $559,000 investment in a Standard and Poors 500 stock price index fund and a $111,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. We have hedged a portion of our risk by purchasing forward exchange contracts for 500,000 British pounds sterling that settle at various times through July 31, 2000.


FORWARD LOOKING STATEMENTS

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

     -    anticipated receipt of orders;
     -    business strategy;
     - timing of and plans for the introduction or phase-out of products or services;
     -    enhancements of existing products or services;
     -    plans for hiring additional personnel;
     -    entering into strategic partnerships;
     -    potential divestiture of our Enterprise Integration Solutions
          Division; and
     - other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends in various geographic markets; (iv) relationships with our strategic partners; (v) issues relating to implementation of SEC Staff Accounting Bulletin 101; (vi) unanticipated risks associated with introducing new products and features, including InVista; (vii) technological change affecting our products; and (viii) other events and other important factors, including those discussed under cautionary statements in
Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1999. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                           PART II. OTHER INFORMATION

Item 1-5.       None


Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibits filed herewith.

                    10A. Form of Non-Qualified Stock Option Agreement for the
                         RealLegacy.com, Inc. 2000 Key Employee Stock Award Plan

                    10B. Form of Non-Qualified Stock Option Agreement for the
                         RealLegacy.com, Inc. 2000 Director and Officer Stock Award Plan

                    10C. RealLegacy.com, Inc. 2000 Key Employee Stock Award Plan

                    10D. RealLegacy.com, Inc. 2000 Director and Officer Stock
                         Award Plan (Incorporated by reference to Appendix A to definitive proxy statement dated April 13, 2000)

                    11. Statement Re: Computation of Net Income (Loss) per Basic and Diluted Share.

                    27.  Financial Data Schedule.

                (b) Reports on Form 8-K

                    The Company filed a current report on Form 8-K dated January 12, 2000 relating to a change in its fiscal year end from a calendar year ending on December 31, to a fiscal year ending on January 31.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                           COMPUTER NETWORK TECHNOLOGY CORPORATION
                                        (Registrant)



Date:   June 9, 2000               By:     /s/ Gregory T. Barnum
                                           -------------------------------------
                                           Gregory T. Barnum
                                           Chief Financial Officer
                                           (Principal financial officer)

                                   By:     /s/  Jeffrey A. Bertelsen
                                           -------------------------------------
                                           Jeffrey A. Bertelsen
                                           Corporate Controller and Treasurer
                                           (Principal accounting officer)

                                 EXHIBIT INDEX



Item                               Description
----                               -----------
10A.   Form of Non-Qualified Stock Option Agreement for the
       RealLegacy.com, Inc. 2000 Key Employee Stock Award Plan.........................Electronically Filed

10B.   Form of Non-Qualified Stock Option Agreement for  the
       RealLegacy.com, Inc. 2000 Director and Officer Stock Award Plan.................Electronically Filed

10C.   RealLegacy.com, Inc. 2000 Key Employee Stock Award Plan.........................Electronically Filed

10D.   RealLegacy.com, Inc. 2000 Director and Officer Stock Award Plan
       (Incorporated by reference to Appendix A to definitive proxy statement dated April 13, 2000)

11.    Statement Re: Computation of Net Income (Loss) per
       Basic and Diluted Share.........................................................Electronically Filed

27.    Financial Data Schedule.........................................................Electronically Filed