Form 10-Q
period 2000-07-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2000-09-14
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        JULY 31, 2000 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        TO



                         COMMISSION FILE NUMBER: 0-13994


                     COMPUTER NETWORK TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Minnesota                                                     41-1356476
         --------------------------                          -----------------------------------------
          (State of Incorporation)                              (I.R.S. Employer Identification No.)


         6000 Nathan Lane North, Minneapolis, Minnesota                                      55442
         ----------------------------------------------                                 ---------------
             (Address of principal executive offices)                                      (Zip Code)


                        Telephone Number: (763) 268-6000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes   |X|    No
                                                -------    ------

As of August 29, 2000, the registrant had 24,165,381 shares of $.01 par value common stock issued and outstanding.


================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                        Page
                                                                                                               ----
  Item 1.         Financial Statements (unaudited)

                  Consolidated Statements of Operations for the three month and six months ended July 31, 2000 and June 30, 1999.........................................................3

                  Consolidated Balance Sheets as of July 31, 2000 and
                    December 31, 1999.............................................................................4

                  Consolidated Statements of Cash Flows for the six months
                    ended July 31, 2000 and June 30, 1999.........................................................5

                  Notes to Consolidated Financial Statements .....................................................6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................................7


PART II.          OTHER INFORMATION .............................................................................14

  Item 1-3.       None

  Item 4.         Submission of Matters to a Vote of Security Holders............................................14

  Item 5.         None

  Item 6.         Exhibits and Reports on Form 8-K...............................................................15


SIGNATURES ......................................................................................................16


                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three months ended                         Six months ended
                                                  ----------------------------------       -----------------------------------
                                                     July 31,            June 30,              July 31,          June 30,
                                                       2000               1999                  2000               1999
                                                  ---------------    ---------------       ---------------    ----------------
Revenue:
  Product sales                                 $         31,728  $         21,776       $         59,040   $          42,588
  Service fees                                            12,613             8,716                 23,908              17,149
                                                  ---------------    ---------------       ---------------    ----------------
      Total revenue                                       44,341            30,492                 82,948              59,737
                                                  ---------------    ---------------       ---------------    ----------------

Cost of revenue:
  Cost of product sales                                   12,844             8,486                 24,407              16,661
  Cost of service fees                                     7,406             4,752                 14,118               9,567
                                                  ---------------    ---------------       ---------------    ----------------
      Total cost of revenue                               20,250            13,238                 38,525              26,228
                                                  ---------------    ---------------       ---------------    ----------------

Gross profit                                              24,091            17,254                 44,423              33,509
                                                  ---------------    ---------------       ---------------    ----------------

Operating expenses:
  Sales and marketing                                     10,410             9,070                 20,051              17,238
  Engineering and development                              5,764             4,468                 11,475               8,838
  General and administrative                               2,216             1,749                  4,309               3,467
                                                  ---------------    ---------------       ---------------    ----------------
      Total operating expenses                            18,390            15,287                 35,835              29,543
                                                  ---------------    ---------------       ---------------    ----------------

Income from operations                                     5,701             1,967                  8,588               3,966
                                                  ---------------    ---------------       ---------------    ----------------

Other income (expense):
  Interest income                                            393               125                    667                 226
  Interest expense                                           (87)              (56)                  (175)               (102)
  Other, net                                                (102)             (136)                  (271)               (232)
                                                  ---------------    ---------------       ---------------    ----------------
    Other income (expense)                                   204               (67)                   221                (108)
                                                  ---------------    ---------------       ---------------    ----------------

Income from continuing operations
    before income taxes                                    5,905             1,900                  8,809               3,858

Provision for income taxes                                 1,949               646                  2,907               1,312
                                                  ---------------    ---------------       ---------------    ----------------

Income from continuing operations               $          3,956  $          1,254       $          5,902   $           2,546
                                                  ---------------    ---------------       ---------------    ----------------

 Income (loss) from discontinued
    operations, net of tax                                (1,903)              532                 (2,019)              1,937
                                                  ---------------    ---------------       ---------------    ----------------
 Net income                                     $          2,053  $          1,786       $          3,883   $           4,483
                                                  ===============    ===============       ===============    ================
Basic income (loss) per share:
------------------------------
 Continuing operations                          $            .16  $            .05       $            .25   $             .11
                                                  ===============    ===============       ===============    ================
 Discontinued operations                        $           (.08) $            .02       $           (.08)  $             .09
                                                  ===============    ===============       ===============    ================
 Net income                                     $            .09  $            .08       $            .16   $             .20
                                                  ===============    ===============       ===============    ================
 Shares                                                   24,102            23,062                 24,020              22,773
                                                  ===============    ===============       ===============    ================

Diluted income (loss) per share:
--------------------------------
  Continuing operations                         $            .15  $            .05       $            .23   $             .10
                                                  ===============    ===============       ===============    ================
  Discontinued operations                       $           (.07) $            .02       $           (.08)  $             .08
                                                  ===============    ===============       ===============    ================
  Net income                                    $            .08  $            .07       $            .15   $             .17
                                                  ===============    ===============       ===============    ================
  Shares                                                  25,925            26,226                 26,152              25,649
                                                  ===============    ===============       ===============    ================

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           COSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       July 31,                 December 31,
                                                                                        2000                        1999
                                                                                 ------------------         -------------------
     ASSETS
     Current assets:
         Cash and cash equivalents                                             $           18,191         $             16,184
         Marketable securities                                                             11,389                       10,711
         Receivables, net                                                                  33,977                       29,517
         Inventories                                                                       18,389                       14,425
         Net current assets of
          discontinued operations                                                           1,910                        5,089
         Deferred tax asset                                                                 3,415                        3,415
         Other current assets                                                               2,656                        1,776
                                                                                 ------------------          ------------------
             Total current assets                                                          89,927                       81,117

     Property and equipment, net                                                           23,001                       17,529
     Field support spares, net                                                              3,939                        3,879
     Deferred tax asset                                                                     2,070                        2,070
     Goodwill and other intangibles, net                                                    1,015                        1,222
     Net non-current assets
      of discontinued operations                                                            3,659                        4,645
     Other assets                                                                             787                          192
                                                                                 ------------------          ------------------
                                                                               $          124,398         $            110,654
                                                                                 ==================          ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                      $           11,474         $             11,408
         Accrued liabilities                                                               15,817                       10,010
         Deferred revenue                                                                  12,573                        8,296
         Current installments of obligations under capital lease                            1,279                          688
                                                                                 ------------------          ------------------
             Total current liabilities                                                     41,143                       30,402

     Obligations under capital lease, less current installments                             2,366                        1,780
                                                                                 ------------------          ------------------
             Total liabilities                                                             43,509                       32,182
                                                                                 ------------------          ------------------

     Shareholders' equity:
         Undesignated preferred stock, authorized 965
             shares; none issued and outstanding                                         -                           -
         Series A Junior participating preferred stock,
             authorized 35 shares, none issued & outstanding                             -                           -
         Common stock, $.01 par value; authorized
             100,000 shares, issued and outstanding
             24,151 at July 31, 2000 and
             23,792 at December 31, 1999                                                      242                          238
         Additional paid-in capital                                                        71,554                       68,927
         Unearned compensation                                                               (924)                        (838)
         Retained earnings                                                                 11,054                       10,796
         Accumulated other comprehensive income-
             Foreign currency translation                                                  (1,037)                        (651)
                                                                                 ------------------          ------------------
             Total shareholders' equity                                                    80,889                       78,472
                                                                                 ------------------          ------------------
                                                                               $          124,398         $            110,654
                                                                                 ==================          ==================

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                   Six months ended
                                                                                     ----------------------------------------------
                                                                                          July 31,                   June 30,
                                                                                            2000                       1999
                                                                                     -------------------        -------------------
OPERATING ACTIVITIES:
  Net income                                                                       $             3,883        $             4,483
  Discontinued operations                                                                        2,019                     (1,937)
  Depreciation and amortization                                                                  5,216                      4,370
  Compensation expense                                                                              25                        106

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                                                                 (5,197)                     2,233
    Inventories                                                                                    341                      2,559
    Other current assets                                                                          (875)                      (769)
    Accounts payable                                                                             2,217                        980
    Accrued liabilities                                                                          9,685                     (1,862)
    Deferred revenue                                                                             2,653                      2,229
                                                                                     -------------------        -------------------
    Net cash provided by continuing operations                                                  19,967                     12,392
    Net cash provided by (used in) discontinued operations                                         613                     (1,887)
                                                                                     -------------------        -------------------
      Cash provided by operating activities                                                     20,580                     10,505
                                                                                     -------------------        -------------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                                           (7,500)                    (4,249)
  Additions to field support spares                                                               (847)                    (1,089)
  Discontinued operations-additions to long term assets                                           (110)                       (91)
  Net purchase and redemption of marketable securities                                          (2,748)                       (97)
  Other                                                                                           (599)                        89
                                                                                     -------------------        -------------------
    Cash used in investing activities                                                          (11,804)                    (5,437)
                                                                                     -------------------        -------------------
FINANCING ACTIVITIES:
  Repayment of obligations under capital lease                                                    (549)                       (69)
  Repayment of long-term debt                                                                        -                     (1,000)
  Proceeds from issuance of common stock                                                         2,235                      6,218
                                                                                     -------------------        -------------------
    Cash provided by financing activities                                                        1,686                      5,149
                                                                                     -------------------        -------------------

Effects of exchange rate changes                                                                  (245)                      (341)
                                                                                     -------------------        -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       10,217                      9,876

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  7,974                     11,786
                                                                                     -------------------        -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $            18,191        $            21,662
                                                                                     ===================        ===================

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

(2) CHANGE IN FISCAL YEAR

On January 12, 2000, the Company changed its fiscal year to end on January 31, rather than December 31. The Company has included information for the transition period from January 1-January 31, 2000 in its Form 10-Q filing for the three month period ended April 30, 2000 pursuant to rule 13a-10 of the Securities Exchange Act of 1934.

(3) DISCONTINUED OPERATIONS

The Company has determined that it will proceed with a divestiture of its Enterprise Integration Solutions Division. Accordingly, the Enterprise Integration Solutions Division has been accounted for as a discontinued operation in the accompanying financial statements. The Enterprise Integration Solutions Division develops and sells EAI software that automates the integration of computer software applications, and business workflow processes, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. Management estimates that the disposition of this business segment will not result in a loss. Summary financial information for the discontinued operations was as follows:

     Condensed Consolidated Statements of Operations of Discontinued Operations:


                                                              Three Months Ended                       Six months Ended
                                                       ---------------------------------       ---------------------------------
                                                           July 31,           June 30,             July 31,          June 30,
                                                             2000               1999                 2000              1999
                                                       -------------      --------------       -------------      --------------
Revenue...........................................   $         3,400   $           7,364     $         8,065    $         15,032
                                                       =============      ==============       =============      ==============
Income (loss) before income taxes.................   $        (2,841)  $             804     $        (3,014)   $          2,934
Provision (benefit) for income taxes..............              (938)                272                (995)                997
                                                       -------------      --------------       -------------      --------------
Net income (loss) from discontinued operations....   $        (1,903)  $             532     $        (2,019)   $          1,937
                                                       =============      ==============       =============      ==============

Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of the Enterprise Integration Solutions Division have been reallocated to continuing operations.

     Condensed Consolidated Statements of Net Assets of Discontinued Operations:


                                                           July 31,         December 31,
                                                             2000               1999
                                                       -------------      --------------
Receivables, net..................................  $          4,633   $           7,330
Other current assets..............................             1,379               1,775
Goodwill and other intangibles, net...............             1,791               2,205
Other long-term assets............................             1,869               2,440
                                                       -------------      --------------
     Total assets.................................             9,672              13,750
                                                       -------------      --------------
Debt..............................................                --               1,000
All other liabilities.............................             4,103               3,016
                                                       -------------      --------------
     Net assets of discontinued operations........  $          5,569   $           9,734
                                                       =============      ==============

Two employees, who were former shareholders of IntelliFrame, a company we acquired, will be eligible for aggregate bonus payments of up to $10,000,000 through December 31, 2001 if future revenue from products of the Enterprise Integration Solutions Division exceed defined targets, or if certain products are sold in a transaction that does not constitute a change in control. The potential bonus payments increase to a maximum of $12,000,000 if the Company were to divest certain specified products of the division in calendar year 2000. The employees may also be entitled to bonus payments of up to an aggregate of $8.0 million (offset by bonuses previously paid) upon certain failures to market specified products of the division prior to December 31, 2001. No bonus payments have been made in connection with this agreement.

During the six months ended July 31, 2000 and June 30, 1999, the Company received additional payments, from an earlier sale of the vision product line of $1,210,000 and $667,000, respectively, which were recognized as income in the first quarter of each year and included in results from discontinued operations. There are no additional payments to be received from the sale of the vision product line.

(4) INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                                              July 31,                December 31,
                                                                                2000                      1999
                                                                          ----------------        -------------------
Components and subassemblies                                          $          11,486        $             8,661
Work in process                                                                   3,301                      3,109
Finished goods                                                                    3,602                      2,655
                                                                          ----------------        -------------------
                                                                      $          18,389        $            14,425
                                                                          ================        ===================


(5) COMPREHENSIVE INCOME

Comprehensive income consists of the following:

                                                                                       Six months ended
                                                                          -------------------------------------------
                                                                              July 31,                  June 30,
                                                                                2000                      1999
                                                                          ----------------        -------------------
Net income                                                            $           3,883        $             4,483
Foreign currency translation adjustment, net of tax
effect of $0                                                                       (435)                      (341)
                                                                          ----------------        -------------------
Total comprehensive income                                            $           3,448        $             4,142
                                                                          ================        ===================


(6)  STOCK OPTIONS

We have issued options for the purchase of approximately 2.8 million shares of common stock in RealLegacy.com, Inc., our wholly owned subsidiary including our EAI business, to our directors and employees and officers of RealLegacy.com, Inc. The options generally have an exercise price of $2.00 per share, equal to their estimated fair market value on the date of grant, and have individually-defined terms and vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of hardware and software products and related professional services in the rapidly growing storage networking market. We focus primarily on helping our clients design, develop, deploy and manage SANs. Our storage networking products represent our core business and account for a substantial majority of our revenue and profit. Our SAN products consist primarily of our UltraNet(R) and Channelink(R) families of products. We also market our established channel networking products, which enable computers to transmit data over unlimited distances. We also have an Enterprise Integration Solutions Division.

     On January 12, 2000, we changed our fiscal year end to January 31, from December 31. References in this Form 10-Q to the second quarter and first half of 2000 represent the three and six months ended July 31, 2000. References in this Form 10-Q to the second quarter and first half of 1999 represent the three and six months ended June 30, 1999. We have not submitted financial information for the three and six months ended July 31, 1999 in this Form 10-Q because the information is not practical or cost beneficial to prepare. We believe that the three and six months ended June 30, 1999 provide a meaningful comparison to the second quarter and first half of fiscal 2000. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and six months ended July 31, 1999 were presented in lieu of results for the three and six months ended June 30, 1999.

Discontinued Operations -- Divestiture of Enterprise Integration Solutions Division

     Our Enterprise Integration Solutions Division develops and sells our EAI software that automates the integration of computer applications and business workflow processes, as well as our traditional server gateways and tools which enable multiple desktop computers and mainframe terminals to communicate with one another. Our board of directors has determined to sell or spin off our Enterprise Integration Solutions Division in order to focus all of our resources on our SAN and other storage networking products. The board has set January 31, 2001 as a target date for completing any sale. As a result of this decision, the Enterprise Integration Solutions Division is shown as a discontinued operation in our consolidated statements of operations, meaning that the division's revenues, costs and expenses are not shown and its net income (loss) for all periods are included under the "Discontinued Operations" caption. For additional information regarding the results of operations of the Enterprise Integration Solutions Division, see note 3, "Discontinued Operations" to the consolidated financial statements included in this Form 10-Q. Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of the Enterprise Integration Solutions Division have been reallocated and reported in the results for continuing operations.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

                                                 Three Months Ended               Six Months Ended
                                            -----------------------------   ------------------------------
                                            July 31, 2000   June 30, 1999   July 31, 2000    June 30, 1999
                                            -------------  --------------   -------------    -------------
Revenue:
  Product sales...........................     71.6%           71.4%            71.2%         71.3%
  Service fees............................     28.4            28.6             28.8          28.7
                                              -----           -----            -----         -----
          Total revenue...................    100.0           100.0            100.0         100.0
                                              -----           -----            -----         -----
Gross profit:
  Product sales...........................     59.6            61.0             58.7          60.9
  Service fees............................     41.3            45.5             40.9          44.2
                                              -----           -----            -----         -----
          Total gross profit..............     54.3            56.6             53.6          56.1
                                              -----           -----            -----         -----
Operating expenses:
  Sales and marketing.....................     23.5            29.7             24.2          28.9
  Engineering and development.............     13.0            14.7             13.8          14.8
  General and administrative..............      5.0             5.7              5.2           5.8
                                              -----           -----            -----         -----
          Total operating expenses........     41.5            50.1             43.2          49.5
                                              -----           -----            -----         -----
Income (loss) from operations.............     12.8             6.5             10.4           6.6
Other income (expense), net...............       .5             (.2)              .3           (.2)
                                              -----           -----            -----         -----
Income from continuing operations before
  income taxes............................     13.3             6.3             10.7           6.4
Provision for income taxes................      4.4             2.1              3.5           2.2
                                              -----           -----            -----         -----
Income from continuing operations.........      8.9             4.2              7.2           4.2
                                              -----           -----            -----         -----
Income (loss) from discontinued
  operations, net of tax..................     (4.3)            1.7             (2.4)          3.2
                                              -----           -----            -----         -----
Net income ...............................      4.6%            5.9%             4.8%          7.4%
                                              =====           =====            =====         =====

Revenue

     Revenue from product sales for the second quarter and first half of 2000 totaled $31.7 million and $59.0 million, respectively, increases of 46 percent and 39 percent, respectively, when compared to the same periods of 1999. SAN applications for both open systems and mainframes continued to drive our new product revenue. SAN related product revenue for the second quarter and first half of 2000 totaled $21.9 million and $37.5 million, respectively, increases of 61 percent and 47 percent, respectively, when compared to the same periods of 1999. Sales of channel extension product applications for the second quarter and first half of 2000 totaled $9.8 million and $21.6 million, respectively, increases of 21 percent and 26 percent, respectively, when compared to the same periods of 1999.

     During the fourth quarter of 1999, we introduced the first product for remote disk mirroring over standard IP-based networks. During the second quarter and first half of 2000 we recorded $1.9 million and $2.4 million, respectively, of IP-related product revenue. Our partner relationships with STK and Compaq have also generated significant product revenue. During the second quarter and first half of 2000, sales of the DXE product to STK contributed $2.7 million and $5.3 million of product revenue, respectively. Our OEM relationship with Compaq contributed $1.6 million and $2.1 million of product revenue in the second quarter and first half of 2000, respectively.

    Service revenue for the second quarter and first half of 2000 totaled $12.6 and $23.9 million, respectively, increases of 45 percent and 39 percent respectively, when compared to the same periods of 1999. Professional service revenue for the second quarter and first half of 2000 totaled $2.3 million and $4.1 million, respectively, increases of 133 percent and 88 percent, respectively, when compared to the same periods of 1999 as a result of increased demand for our new professional service offerings. Traditional maintenance services accounted for the remaining increase in revenue due to the growing installed base of customers using our networking products.

  General

     Revenue generated from the sale of products and services outside the United States for the six months ended July 31, 2000 totaled $21.7 million, a decrease of 1% when compared to the same period of 1999.

     No single customer accounted for more than 10% of our revenue during the first half of 2000 or 1999. Revenue increases in 2000 and 1999 were attributable to increases in sales of SAN products and additional services. Price increases for our products and services did not have a significant impact on revenue in the first half of 2000 or 1999.

     During the six months ended July 31, 2000, approximately 26%, 4% and 8% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

     We derive an increasingly significant portion of our revenue from sales of our storage networking products. As a result of product maturation, revenue derived from traditional channel networking declined in 1999. We expect that revenue from traditional channel networking products will continue to decline in the future as we continue to focus more of our resources on our SAN products.

     We primarily sell our storage networking products directly to end-user customers in connection with joint marketing activities with our business partners and OEMs. OEMs combine our products with their own products and sell the combined products to their customers. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect that this cycle will continue.

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

Gross Profit Margin

    Gross profit margin from the sale of products for the second quarter and first half of 2000 was 60 percent and 59 percent, respectively, compared to 61 percent for both periods of 1999. The decrease in the gross margin was due to our sale of the DXE product to STK, and the UltraNet Gateway product to Compaq, both of which carry lower gross margin, but comparable operating margin, than our Channelink and UltraNet products sold through direct channels.

    Gross profit margin from services for the second quarter and first half of 2000 was 41 percent, compared to 46 and 44 percent, respectively, for the same periods of 1999. The decrease in gross margin was due to new professional services employees who have been added over the past nine months, in anticipation of future growth in professional services.

Operating Expenses

    Sales and marketing expense for the second quarter and first half of 2000 increased by $1.3 million and $2.8 million, respectively, or 15 percent and 16 percent, respectively, when compared to the same periods of 1999. The increase in expense resulted from higher commissions and additional headcount required to generate the increase in revenue.

    Engineering and development expense for the second quarter and first half of 2000 increased by $1.3 million and $2.6 million, respectively, or 29 percent and 30 percent, respectively, when compared to the same periods of 1999. The increases were primarily due to continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing SAN capabilities. During the first half of 2000, we announced SAN over standard IP solutions, including tape, SCSI and Fibre Channel over IP to strengthen our presence in the IP solutions market.

    General and administrative expenses for the second quarter and first half of 2000 increased by $467,000 and $842,000, respectively, increases of 27 percent and 24 percent, respectively, when compared to the same periods of 1999. The increases were due to higher costs for wages, insurance and professional fees.

Other

    Other income for the second quarter and first half of 2000 increased by $271,000 and $329,000, respectively, when compared to the same periods of 1999, due to an increase in interest income resulting from higher balances of cash and marketable securities available for investment.

    We recorded a provision for income taxes for the second quarter and first half of 2000 at an effective income tax rate of 33 percent, compared to 34 percent, for the same periods of 1999. Fluctuations in our effective income tax rate are primarily due to the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Discontinued Operations

     Discontinued operations consisting of our Enterprise Integration Solutions Division generated a loss after income taxes in the second quarter and first half of 2000 of $1.9 million and $2.0 million, respectively, compared to income after income taxes in the second quarter and first half of 1999 of $532,000 and $1.9 million, respectively. The decrease in profitability is primarily attributed to a 64 percent and 69 percent decline in revenue from sales of server gateways and tools products in the second quarter and first half of 2000 to $1.1 million and $2.1 million, respectively, from $3.1 million and $6.9 million, respectively, in the same periods of 1999. In addition, maintenance revenue from our traditional server gateways and tools products declined in the first half of 2000 to $1.8 million, from $2.7 million in the first half of 1999, due to a drop off in the installed base of customers using our traditional server gateways and tools products.

Discontinued Operations -- Acquisitions

     On December 3, 1998, we acquired, for $2.0 million, all of the outstanding stock of IntelliFrame, a start-up software and services company that develops technology for integrating legacy systems with client/server systems and the Internet. Two employees who were former shareholders of IntelliFrame are eligible for aggregate bonus payments of up to $10.0 million through December 31, 2001 if future revenue from specified products of the Enterprise Integration Solutions Division exceed defined targets or if certain products are sold in a transaction that does not constitute a change of control. The potential bonus payments increase to a maximum of $12.0 million if we engage in certain divestitures of specified products of the division in calendar year 2000. The employees may also be entitled to bonus payments of up to an aggregate of $8.0 million (offset by bonuses previously paid) upon certain failures to market specified products of the division prior to December 31, 2001. To date, no bonus payments have been made under these agreements. We do not know if any bonus payments will become due under these agreements as a result of the divestiture of the Enterprise Integration Solutions Division, as a transaction has not yet been structured.

     On October 24, 1997, we acquired substantially all of the assets, including in-process research and development, of the Internet Solutions Divisions of Apertus, a provider of EAI and server gateways and tools. The purchase price of $16.4 million included a cash payment of $11.4 million at closing and assumption by us of $5.0 million of liabilities and related acquisition costs. The assets we acquired from IntelliFrame and Apertus are part of the Enterprise Integration Solutions Division.

Discontinued Operations -- Stock Options

    We have issued options for the purchase of approximately 2.8 million shares of common stock in RealLegacy.com, Inc., our wholly owned subsidiary including our EAI business, to our directors and employees and officers of RealLegacy.com, Inc. The options generally have an exercise price of $2.00 per share, equal to their estimated fair market value on the date of grant, and have individually defined terms and vesting periods.

Liquidity and Capital Resources

    We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

    Cash, cash equivalents and marketable securities at July 31, 2000 totaled $29.6 million, an increase of $13.0 million since January 31, 2000. Operations and proceeds from the exercise of stock options provided cash for the first half of 2000 of $20.6 million and $2.2 million, respectively. Uses of cash for the first half of 2000 included the purchase of property and equipment and field support spares totaling $8.3 million.

    Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirement, at least through fiscal 2000.

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

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently analyzing whether SAB 101 will have any impact on our financial statements. SAB 101 will become effective for us during the quarter ending January 31, 2001.

Market Risk

     We have no derivative financial instruments in our cash and cash equivalents. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper.

     At July 31, 2000, our marketable securities included a $582,000 investment in a Standard and Poors 500 stock price index fund and a $104,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of July 31, 2000, we have hedged a portion of our risk by purchasing forward exchange contracts for 1.2 million British pounds sterling that settle at various times through January 31, 2001.

Change in Fiscal Year

     On January 12, 2000, we changed our fiscal year end to January 31, rather than December 31. Our January 2000 results were reported in our Report on Form 10-Q for the three month period ended April 30, 2000. Our summary January 2000 results are as follows; revenues $4.3 million; gross profit $1.3 million; operating expenses $5.3 million; net loss from continuing operations $2.6 million; net loss from discontinued operations $1.0 million; and net loss $3.6 million. We typically incur significant losses in the first month following the completion of a quarter because our revenue is significantly less than the average monthly revenues we generate in any quarterly or annual period.

Forward Looking Statements

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

     -    anticipated receipt of orders;
     -    business strategy;
     - timing of and plans for the introduction or phase-out of products or services;
     -    enhancements of existing products or services;
     -    plans for hiring additional personnel;
     -    entering into strategic partnerships;
     -    divestiture of our Enterprise Integration Solutions Division; and
     - other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends in various geographic markets; (iv) relationships with our strategic partners; (v) issues relating to implementation of SEC Staff Accounting Bulletin 101; (vi) unanticipated risks associated with introducing new products and features; (vii) technological change affecting our products; (viii) unanticipated losses or complications relating to a divestiture of our Enterprise Integration Solutions Division and
(ix) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1999. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                           PART II. OTHER INFORMATION

Item 1-3.     None


Item 4.       Submission of matters to a Vote of Security Holders

              (a)  The Annual Meeting of Shareholders was held on May 25, 2000

              (b)  Elected as Directors of the Company:

                   Thomas G. Hudson
                   Erwin A. Kelen
                   Lawrence Perlman
                   John A. Rollwagen
                   Patrick W. Gross

              (c)  Matters voted upon


                                                                  Affirmative     Negative         Abstain            Broker
                                                                     Votes          Votes           Votes           Non-Votes
                                                                     -----          -----           -----           ---------
                1.   Election of Directors
                     Thomas G. Hudson                           20,448,040        790,725            -                  -
                     Patrick W. Gross                           20,441,149        797,725            -                  -
                     Lawrence Perlman                           20,445,133        793,632            -                  -
                     John A. Rollwagen                          20,450,090        788,675            -                  -
                     Erwin A. Kelen                             20,446,633        792,132            -                  -


                2.   To approve the adoption of the
                     The RealLegacy.com Inc. 2000
                     Officer and Director Stock
                     Aware Plan                                  7,669,147        4,574,442        108,274              -


                3.   To ratify and approve the
                     appointment of KPMG LLP
                     as independent auditors for
                     the fiscal year ending
                     January 31, 2001                           21,162,564           51,386         33,865              -


Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits filed herewith.
                    3A. Second Restated Articles of Incorporation of the
                        Company. (Incorporated by reference to Exhibits 3 (i)-2 to current report on Form 8-K dated May 25, 1999.)

                    3B. By-laws of the Company (Incorporated by reference to
                        Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

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

                    4.2 Form of Common Stock Certificate. (Incorporated by
                        reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)

                    11. Statement Re: Computation of Net Income per Basic and
                        Diluted Share.

                    27. Financial Data Schedule.


         (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)



Date:    September  14, 2000            By:   /s/ Gregory T. Barnum
                                              ---------------------
                                              Gregory T. Barnum
                                              Chief Financial Officer
                                              (Principal financial officer)

                                        By:   /s/ Jeffrey A. Bertelsen
                                              ------------------------
                                              Jeffrey A. Bertelsen
                                              Corporate Controller and Treasurer
                                              (Principal accounting officer)

                                  EXHIBIT INDEX

Item                          Description
----                          -----------


3A. Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)

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

4.2   Form of Common Stock Certificate. (Incorporated by reference to Exhibit
      4.2 Form S-3 Registration Statement No. 333-80841.)

11.   Statement Re: Computation of Net Income per
      Basic and Diluted Share.............................Electronically Filed

27.   Financial Data Schedule.............................Electronically Filed