Form 10-Q
period 2000-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2000-12-14
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        October 31, 2000 OR

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

             -------------------------------------------------------
             (Address of principal executive offices)(Zip Code)



                        Telephone Number: (763) 268-6000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes [X]        No
                                                -------    ------

As of December 4, 2000, the registrant had 29,088,383 shares of $.01 par value common stock issued and outstanding.


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

             Consolidated Statements of Operations for the three
             month and nine months ended October 31, 2000 and
             September 30, 1999................................................3

             Consolidated Balance Sheets as of October 31, 2000 and
             December 31, 1999.................................................4

             Consolidated Statements of Cash Flows for the nine months
             ended October 31, 2000 and September 30, 1999.....................5

             Notes to Consolidated Financial Statements .......................6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................8


PART II.     OTHER INFORMATION ...............................................15

  Item 2.    Changes in Securities and Use of Proceeds........................15

  Item 3-5.  None

  Item 6.    Exhibits and Reports on Form 8-K.................................15


SIGNATURES ...................................................................16

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three months ended                         Nine months ended
                                                  ----------------------------------       -----------------------------------
                                                    October 31,       September 30,          October 31,        September 30,
                                                       2000               1999                  2000                1999
                                                  --------------    --------------         --------------     ----------------
Revenue:
  Product sales                                   $       33,239    $       25,001         $       92,279     $         67,589
  Service fees                                            12,959             9,078                 36,867               26,227
                                                  --------------    --------------         --------------     ----------------
      Total revenue                                       46,198            34,079                129,146               93,816
                                                  --------------    --------------         --------------     ----------------

Cost of revenue:
  Cost of product sales                                   14,190            10,120                 38,597               26,781
  Cost of service fees                                     7,802             4,638                 21,920               14,205
                                                  --------------    --------------         --------------     ----------------
      Total cost of revenue                               21,992            14,758                 60,517               40,986
                                                  --------------    --------------         --------------     ----------------

Gross profit                                              24,206            19,321                 68,629               52,830
                                                  --------------    --------------         --------------     ----------------

Operating expenses:
  Sales and marketing                                     10,690             8,944                 30,741               26,182
  Engineering and development                              5,267             4,796                 16,742               13,634
  General and administrative                               2,020             1,761                  6,329                5,228
  Abandoned facilities                                      (287)                -                   (287)                   -
                                                  --------------    --------------         --------------     ----------------
      Total operating expenses                            17,690            15,501                 53,525               45,044
                                                  --------------    --------------         --------------     ----------------

Income from operations                                     6,516             3,820                 15,104                7,786
                                                  --------------    --------------         --------------     ----------------

Other income (expense):
   Interest income                                           859               257                  1,526                  483
   Interest expense                                          (71)              (74)                  (246)                (176)
   Other                                                     (57)              (83)                  (328)                (315)
                                                  --------------    --------------         --------------     ----------------
      Other income (expense)                                 731               100                    952                   (8)
                                                  --------------    --------------         --------------     ----------------

Income from continuing operations
    before income taxes                                    7,247             3,920                 16,056                7,778

Provision for income taxes                                 2,392             1,333                  5,299                2,645
                                                  --------------    --------------         --------------     ----------------

Income from continuing operations                          4,855             2,587                 10,757                5,133

 Income (loss) from discontinued
    operations, net of tax                                (1,150)              162                 (3,169)               2,099
                                                  --------------    --------------         --------------     ----------------
 Net income                                       $        3,705    $        2,749         $        7,588     $          7,232
                                                  ==============    ==============         ==============     ================
Basic income (loss) per share:
------------------------------
 Continuing operations                            $          .19    $          .11         $          .44     $            .22
                                                  ==============    ==============         ==============     ================
 Discontinued operations                          $         (.05)   $          .01         $         (.13)    $            .09
                                                  ==============    ==============         ==============     ================
 Net income                                       $          .15    $          .12         $          .31     $            .31
                                                  ==============    ==============         ==============     ================
 Shares                                                   25,248            23,441                 24,432               22,998
                                                  ==============    ==============         ==============     ================

Diluted income (loss) per share:
--------------------------------
  Continuing operations                           $          .17    $          .10                    .40     $            .20
                                                  ==============    ==============         ==============     ================
  Discontinued operations                         $         (.04)   $          .01         $         (.12)    $            .08
                                                  ==============    ==============         ==============     ================
  Net income                                      $          .13    $          .11         $          .28     $            .28
                                                  ==============    ==============         ==============     ================
  Shares                                                  27,858            25,707                 26,735               25,552
                                                  ==============    ==============         ==============     ================


See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     October 31,              December 31,
                                                                                        2000                      1999
                                                                                 ----------------         --------------------
     ASSETS
     Current assets:
         Cash and cash equivalents                                               $         67,318         $             16,184
         Marketable securities                                                             78,533                       10,711
         Receivables, net                                                                  35,925                       29,517
         Inventories                                                                       18,524                       14,425
         Net current assets of
          discontinued operations                                                           7,511                        5,089
         Deferred tax asset                                                                 3,415                        3,415
         Other current assets                                                               1,875                        1,776
                                                                                 ----------------         --------------------
             Total current assets                                                         213,101                       81,117
                                                                                 ----------------         --------------------

     Property and equipment, net                                                           23,296                       17,529
     Field support spares, net                                                              4,097                        3,879
     Deferred tax asset                                                                     2,070                        2,070
     Goodwill and other intangibles, net                                                      927                        1,222
     Net non-current assets
      of discontinued operations                                                                -                        4,645
     Other assets                                                                           1,313                          192
                                                                                 ----------------         --------------------
                                                                                 $        244,804         $            110,654
                                                                                 ================         ====================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                        $         15,286         $             11,408
         Accrued liabilities                                                               17,401                       10,010
         Deferred revenue                                                                  12,436                        8,296
         Current installments of obligations under capital lease                            1,307                          688
                                                                                 ----------------         --------------------
             Total current liabilities                                                     46,430                       30,402
                                                                                 ----------------         --------------------

     Obligations under capital lease, less current installments                             2,028                        1,780
                                                                                 ----------------         --------------------
             Total liabilities                                                             48,458                       32,182
                                                                                 ----------------         --------------------

     Shareholders' equity:
         Undesignated preferred stock, authorized 965
             shares; none issued and outstanding                                                -                            -
         Series A Junior participating preferred stock, authorized 35 shares,
             none issued & outstanding                                                          -                            -
         Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 29,014 at October 31, 2000 and 23,792 at December 31,
             1999                                                                             290                          238
         Additional paid-in capital                                                       184,176                       68,927
         Unearned compensation                                                             (1,453)                        (838)
         Retained earnings                                                                 14,759                       10,796
         Accumulated other comprehensive income-
             Foreign currency translation                                                  (1,426)                        (651)
                                                                                 ----------------         --------------------
             Total shareholders' equity                                                   196,346                       78,472
                                                                                 ----------------         --------------------
                                                                                 $        244,804         $            110,654
                                                                                 ================         ====================


See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                   Nine months ended
                                                                                     ----------------------------------------------
                                                                                         October 31,               September 30,
                                                                                            2000                       1999
                                                                                     -------------------        -------------------
OPERATING ACTIVITIES:
  Net income                                                                         $             7,588        $             7,232
  Discontinued operations                                                                          3,169                     (2,099)
  Depreciation and amortization                                                                    8,222                      6,472
  Compensation expense                                                                               242                        171
  Tax benefits from employee stock transactions                                                        -                      3,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                                                                   (7,353)                    (5,167)
    Inventories                                                                                      207                      5,298
    Other current assets                                                                             (95)                      (708)
    Accounts payable                                                                               6,028                      2,515
    Accrued liabilities                                                                           11,269                     (1,176)
    Deferred revenue                                                                               2,516                      1,082
                                                                                     -------------------        -------------------
    Net cash provided by continuing operations                                                    31,793                     16,620
    Net cash used in discontinued operations                                                      (2,611)                    (3,638)
                                                                                     -------------------        -------------------
      Cash provided by operating activities                                                       29,182                     12,982
                                                                                     -------------------        -------------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                                            (10,108)                    (5,861)
  Additions to field support spares                                                               (1,390)                    (1,817)
  Discontinued operations-additions to long term assets                                             (158)                      (137)
  Net purchase and redemption of marketable securities                                           (69,891)                    (3,104)
  Other                                                                                           (1,126)                       136
                                                                                     -------------------        -------------------
    Cash used in investing activities                                                            (82,673)                   (10,783)
                                                                                     -------------------        -------------------
FINANCING ACTIVITIES:
  Repayment of obligations under capital lease                                                      (858)                      (183)
  Repayment of long-term debt                                                                          -                     (1,000)
  Proceeds from issuance of common stock                                                         114,119                      6,422
                                                                                     -------------------        -------------------
    Cash provided by financing activities                                                        113,261                      5,239
                                                                                     -------------------        -------------------

Effects of exchange rate changes                                                                    (426)                       (61)
                                                                                     -------------------        -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         59,344                      7,377

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    7,974                     11,786
                                                                                     -------------------        -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $            67,318        $            19,163
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

(2) CHANGE IN FISCAL YEAR

On January 12, 2000, the Company changed its fiscal year to end to January 31, from December 31. The Company has included information for the transition period from January 1-January 31, 2000 in its Form 10-Q filing for the three month period ended April 30, 2000 pursuant to Rule 13a-10 of the Securities Exchange Act of 1934.

(3) DISCONTINUED OPERATIONS

The Company has determined that it will proceed with a divestiture of its Enterprise Integration Solutions Division. Accordingly, the Enterprise Integration Solutions Division has been accounted for as a discontinued operation in the accompanying financial statements. The Enterprise Integration Solutions Division develops and sells EAI software that automates the integration of computer software applications, and business workflow processes, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. Management estimates that the divestiture of this business segment will not result in a loss. Summary financial information for the discontinued operations was as follows:

   Condensed Consolidated Statements of Operations of Discontinued Operations:

                                                              Three months ended                       Nine months ended
                                                       ---------------------------------       ---------------------------------
                                                         October 31,        September 30,        October 31,       September 30,
                                                             2000               1999                 2000              1999
                                                       -------------       --------------       -------------     --------------
Revenue...........................................     $       4,674       $        6,990       $      12,739     $       22,022
                                                       =============       ==============       =============     ==============
Income (loss) before income taxes.................     $      (1,717)      $          245       $      (4,731)    $        3,179
Provision (benefit) for income taxes..............              (567)                  83              (1,562)             1,080
                                                       -------------       --------------       -------------     --------------
Net income (loss) from discontinued operations....     $      (1,150)      $          162       $      (3,169)    $        2,099
                                                       =============       ==============       =============     ==============

Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of the Enterprise Integration Solutions Division have been reallocated to continuing operations.

   Condensed Consolidated Statements of Net Assets of Discontinued Operations:

                                                         October 31,        December 31,
                                                             2000               1999
                                                       -------------      --------------
Receivables, net..................................     $       5,955      $        7,330
Goodwill and other intangibles, net...............             1,615               2,205
Deferred taxes....................................             2,170               2,170
Other assets......................................               877               2,045
                                                       -------------      --------------
     Total assets.................................            10,617              13,750
                                                       -------------      --------------
Debt..............................................                --               1,000
All other liabilities.............................             3,106               3,016
                                                       -------------      --------------
     Net assets of discontinued operations........     $       7,511      $        9,734
                                                       =============      ==============

Two employees, who were former shareholders of IntelliFrame Corporation, a company we acquired, will be eligible for aggregate bonus payments of up to $10,000,000 through December 31, 2001 if future revenue from products of the Enterprise Integration Solutions Division exceed defined targets, or if certain products are sold in a transaction that does not constitute a change in control. The potential bonus payments increase to a maximum of $12,000,000 if the Company were to divest certain specified products of the division in calendar year 2000. The employees may also be entitled to bonus payments of up to an aggregate of $8.0 million (offset by bonuses previously paid) upon certain failures to market specified products of the division prior to December 31, 2001. No bonus payments have been made in connection with this agreement.

During the nine months ended October 31, 2000 and September 30, 1999, the Company received additional payments, from an earlier sale of the vision product line of $1,210,000 and $667,000, respectively, which were recognized as income in the first quarter of each year and included in results from discontinued operations. There are no additional payments to be received from the sale of the vision product line.

(4) MARKETABLE SECURITIES

The company's investments in marketable securities consist of bank certificate of deposits, U.S. government and agency securities and commercial paper. The amount of gross unrealized gains and losses with respect to investments in available-for-sale securities at October 31, 2000 was not significant.

(5) INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                                            October 31,               December 31,
                                                                                2000                      1999
                                                                          ----------------        -------------------
Components and subassemblies                                              $         10,746        $             8,661
Work in process                                                                      4,153                      3,109
Finished goods                                                                       3,625                      2,655
                                                                          ----------------        -------------------
                                                                          $         18,524        $            14,425
                                                                          ================        ===================

(6) COMPREHENSIVE INCOME

Comprehensive income consists of the following:

                                                                                       Nine months ended
                                                                          -------------------------------------------
                                                                            October 31,               September 30,
                                                                                2000                      1999
                                                                          ----------------        -------------------
Net income                                                                $          7,588        $             7,232
Foreign currency translation adjustment, net of tax
effect of $0                                                                          (824)                       (71)
                                                                          ----------------        -------------------
Total comprehensive income                                                $          6,764        $             7,161
                                                                          ================        ===================

(7)  STOCK OPTIONS

We have issued options for the purchase of approximately 2.8 million shares of common stock in RealLegacy.com, Inc., our wholly owned subsidiary which includes our EAI business other then InVista, to our directors and employees and officers of RealLegacy.com, Inc. The options generally have an exercise price of $2.00 per share, equal to their estimated fair market value on the date of grant, and have individually- defined terms and vesting periods.

(8) CAPITAL STOCK

On October 11, 2000, we sold 4.6 million shares of common stock in a follow-on public offering. We currently have invested the net proceeds of $110 million from this offering in investment grade, interest-bearing securities.

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

     On January 12, 2000, we changed our fiscal year end to January 31, from December 31. References in this Form 10-Q to the three and nine months of 1999 represent the three and nine months ended September 30, 1999. We have not submitted financial information for the three and nine months ended October 31, 1999 in this Form 10-Q because the information is not practical or cost beneficial to prepare. We believe that the three and nine months ended September 30, 1999 provide a meaningful comparison to the three and nine months of fiscal 2000. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and nine months ended October 31, 1999 were presented in lieu of results for the three and nine months ended September 30, 1999.

Discontinued Operations -- Divestiture of Enterprise Integration Solutions Division

     Our Enterprise Integration Solutions Division develops and sells our EAI software that automates the integration of computer applications and business workflow processes, as well as our traditional server gateways and tools which enable multiple desktop computers and mainframe terminals to communicate with one another. Our board of directors has determined to sell or spin off our Enterprise Integration Solutions Division in order to focus all of our resources on our SAN and other storage networking products. The board has set January 31, 2001 as a target date for completing any sale or decision to proceed with a spin off. Our ability to increase revenue and pipeline over the course of the next quarter will be a key factor in determining whether we proceed with a sale or spin-off. As a result of this decision, the Enterprise Integration Solutions Division is shown as a discontinued operation in our consolidated statements of operations, meaning that the division's revenues, costs and expenses are not shown and its net income(loss) for all periods are included under the "Discontinued Operations" caption. For additional information regarding the results of operations of the Enterprise Integration Solutions Division, see note 3, "Discontinued Operations" to the consolidated financial statements included in this Form 10-Q. Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of the Enterprise Integration Solutions Division have been reallocated and reported in the results for continuing operations.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.


                                                Three months ended               Nine months ended
                                           -----------------------------   ------------------------------
                                            October 31,   September 30,     October 31,     September 30,
                                               2000           1999             2000             1999
                                           -------------  --------------   -------------   --------------
Revenue:
  Product sales...........................     71.9%           73.4%            71.5%           72.0%
  Service fees............................     28.1            26.6             28.5            28.0
                                              -----           -----            -----           -----
          Total revenue...................    100.0           100.0            100.0           100.0
                                              -----           -----            -----           -----
Gross profit:
  Product sales...........................     57.3            59.5             58.2            60.4
  Service fees............................     39.8            48.9             40.5            45.8
                                              -----           -----            -----           -----
          Total gross profit..............     52.4            56.7             53.1            56.3
                                              -----           -----            -----           -----
Operating expenses:
  Sales and marketing.....................     23.1            26.2             23.8            27.9
  Engineering and development.............     11.4            14.1             12.9            14.5
  General and administrative..............      4.4             5.2              4.9             5.6
  Abandoned facility......................      (.6)              -              (.2)              -
                                              -----           -----            -----           -----
          Total operating expenses........     38.3            45.5             41.4            48.0
                                              -----           -----            -----           -----
Income from operations....................     14.1            11.2             11.7             8.3
Other income, net.........................      1.6              .3               .7               -
                                              -----           -----            -----           -----
Income from continuing operations before
  income taxes............................     15.7            11.5             12.4             8.3
                                              -----           -----            -----           -----
Provision for income taxes................      5.2             3.9              4.1             2.8

Income from continuing operations.........     10.5             7.6              8.3             5.5
                                              -----           -----            -----           -----
Income (loss) from discontinued
  operations, net of tax..................     (2.5)             .5             (2.4)            2.2
                                              -----           -----            -----           -----
Net income ...............................      8.0%            8.1%             5.9%            7.7%
                                              =====           =====            =====           =====

Revenue

     Revenue from product sales for the three and nine months ended October 31, 2000 totaled $46.2 million and $129.1 million, respectively, representing increases of 36 percent and 38 percent, respectively, when compared to the same periods of 1999. SAN applications for both open systems and mainframes continued to drive our new product revenue. SAN related product revenue for the three and nine months ended October 31, 2000 totaled $24.9 million and $62.3 million, respectively, representing increases of 63 percent and 53 percent, respectively, when compared to the same periods of 1999. Sales of channel extension product applications for the three and nine months ended October 31, 2000 totaled $8.4 million and $30.0 million, respectively, representing a decrease of 14 percent and an increase of 11 percent, respectively, when compared to the same periods of 1999. Although we expect sales of channel extension products to decline in the future, it continues to be a profitable part of our business and a key application for many of our SAN customers.

     Our partner relationships with STK and Compaq have generated significant product revenue. During the three and nine months ended October 31, 2000, sales of the DXE product to STK contributed $2.3 million and $7.6 million of product revenue, respectively. Our OEM relationship with Compaq contributed $1.2 million and $3.3 million of product revenue for the three and nine months ended October 31, 2000, respectively. We have informally extended the deadline for Compaq to achieve its $11 million sales commitment from December 31, 2000 to April 30, 2001.

    Service revenue for the three and nine months ended October 31, 2000 totaled $13.0 million and $36.9 million, respectively, representing increases of 43 percent and 41 percent, respectively, when compared to the same periods of 1999. Professional services revenue for the three and nine months ended October 31, 2000 totaled $2.3 million and $6.4 million, respectively, representing increases of 111 percent and 96 percent, respectively, when compared to the same periods of 1999 as a result of increased demand for our new professional service offerings. Traditional maintenance services accounted for the remaining increase in revenue due to the growing installed base of customers using our networking products.

    Revenue generated from the sale of products and services outside the United States for the three and nine months ended October 31, 2000 totaled $15.5 million and $37.2 million, respectively, representing increases of 29 percent and 9 percent, respectively, when compared to the same periods of 1999.

     No single customer accounted for more than 10 percent of our revenue during the nine months ended October 31, 2000 or September 30, 1999. Revenue increases in 2000 and 1999 were attributable to increases in sales of SAN products and additional services. Price increases for our products and services did not have a significant impact on revenue for the nine months ending October 31, 2000 or September 30, 1999.

     During the nine months ended October 31, 2000, approximately 25 percent, 4 percent and 7 percent of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

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

Gross Profit Margin

    Gross profit margin from the sale of products for the three and nine months ended October 31, 2000 was 57 percent and 58 percent, respectively, compared to 60 percent for both periods of 1999. The decrease in the gross margin was due to our sale of the DXE product to STK, and the UltraNet (R) Gateway product to Compaq, both of which carry lower gross margin, but comparable operating margin, than our Channelink and UltraNet products sold through direct channels.

    Gross profit margin from services for the three and nine months ended October 31, 2000 was 40 percent and 41 percent, respectively, compared to 49 percent and 46 percent, respectively, for the same periods of 1999. The decrease in gross margin was due to new professional services employees who have been added over the past nine months, in anticipation of future growth in professional services.

Operating Expenses

    Sales and marketing expense for the three and nine months ended October 31, 2000 increased by $1.7 million and $4.6 million, respectively, or 20 percent and 17 percent, respectively, when compared to the same periods of 1999. The increase in expense resulted from higher commissions and additional headcount required to generate the increase in revenue.

    Engineering and development expense for the three and nine months ended October 31, 2000 increased by $0.5 million and $3.1 million, respectively, or 10 percent and 23 percent, respectively, when compared to the same periods of 1999. The increases were primarily due to continued development of our UltraNet (R) family of products that provide customers with additional applications to satisfy their growing SAN capabilities. During 2000, we announced SAN over standard IP solutions, including tape, SCSI and Fibre Channel over IP to strengthen our presence in the IP solutions market.

    General and administrative expenses for the three and nine months ended October 31, 2000 increased by $259,000 and $1.1 million, respectively, increases of 15 percent and 21 percent, respectively, when compared to the same periods of 1999. The increases were due to higher costs for wages, insurance and professional fees.

     During the third quarter of 2000, we recognized one-time income of $287,000 from the reversal of an accrual for an abandoned facility.

Other

    Other income for the three and nine months ended October 31, 2000 increased by $631,000 and $960,000, respectively, when compared to the same periods of 1999, due to an increase in interest income resulting from higher balances of cash and marketable securities available for investment. We raised $110 million from a follow-on stock offering in October 2000. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds have been invested in investment grade, interest-bearing securities.

    We recorded a provision for income taxes for the three and nine months ended October 31, 2000 at an effective income tax rate of 33 percent, compared to 34 percent, for the same periods of 1999. Fluctuations in our effective income tax rate are primarily due to the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Discontinued Operations

     Discontinued operations consisting of our Enterprise Integration Solutions Division generated a loss after income taxes for the three and nine months ended October 31, 2000 of $1.2 million and $3.2 million, respectively, compared to income after income taxes of $162,000 and $2.1 million, respectively, for the same periods of 1999. The decrease in profitability is primarily attributed to a 12 percent and 59 percent decline in revenue from sales of server gateways and tools products for the three and nine months ended October 31, 2000 to $1.4 million and $3.5 million, respectively, from $1.6 million and $8.5 million, respectively, for the same periods of 1999. In addition, lower margin hardware sales accounted for a larger percentage of server gateways and tools product revenue when compared to the same periods of 1999. Sales of our EAI and InVista products for the three and nine months ended October 31, 2000 declined to $1.8 million and $4.3 million, respectively, from $2.6 million and $5.2 million, respectively, for the same periods of 1999. However, EAI and InVista sales were up 89 percent sequentially from the second quarter of 2000. Maintenance revenue from our traditional server gateways and tools products declined for the nine months ended October 31, 2000 to $2.5 million, from $3.9 million in 1999, due to a drop off in the installed base of customers using our traditional server gateways and tools products.

     During the three months ended October 31, 2000, we took steps which are projected to result in annual savings of $1.3 million through headcount and expense reduction.

Discontinued Operations -- Acquisitions

     On December 3, 1998, we acquired, for $2.0 million, all of the outstanding stock of IntelliFrame Corporation, a start-up software and services company that develops technology for integrating legacy systems with client/server systems and the Internet. Two employees who were former shareholders of IntelliFrame are eligible for aggregate bonus payments of up to $10.0 million through December 31, 2001 if future revenue from specified products of the Enterprise Integration Solutions Division exceed defined targets or if certain products are sold in a transaction that does not constitute a change of control. The potential bonus payments increase to a maximum of $12.0 million if we engage in certain divestitures of specified products of the division in calendar year 2000. The employees may also be entitled to bonus payments of up to an aggregate of $8.0 million (offset by bonuses previously paid) upon certain failures to market specified products of the division prior to December 31, 2001. To date, no bonus payments have been made under these agreements. We do not know if any bonus payments will become due under these agreements as a result of the divestiture of the Enterprise Integration Solutions Division, as a transaction has not yet been structured.

     On October 24, 1997, we acquired substantially all of the assets, including in-process research and development, of the Internet Solutions Divisions of Apertus, a provider of EAI and server gateways and tools. The purchase price of $16.4 million included a cash payment of $11.4 million at closing and assumption by us of $5.0 million of liabilities and related acquisition costs. The assets we acquired from IntelliFrame Corporation and Apertus are part of the Enterprise Integration Solutions Division.

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

    Cash, cash equivalents and marketable securities at October 31, 2000 totaled $145.9 million, an increase of $129.2 million since January 31, 2000. During the third quarter of 2000, we raised $110 million from a secondary stock offering. Operations and proceeds from the exercise of stock options provided cash for the nine months ended October 31, 2000 of $29.2 million and $3.3 million, respectively. Uses of cash for the nine months ended October 31, 2000 included the purchase of property and equipment and field support spares totaling $11.5 million.

    Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirement, at least through fiscal 2001.

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

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), effective for us during the quarter ending January 31, 2001. SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We have analyzed SAB 101 and believe our existing accounting policies are in compliance with its requirements. Currently, we do not believe that SAB 101 will have any impact on our financial statements.

Future Outlook

     In line with current analyst expectations, We are in general agreement with the following outlook for the fourth quarter of 2000 and fiscal year 2001:

     o Through the end of 2001, We anticipate that storage networking product revenues should continue to grow at a rate of 50 percent to 70 percent (annually), and channel extension revenue will decline at a rate of 10 percent to 20 percent (annually).

     o For the fourth quarter of 2000, revenue from continuing operations is expected to range from $49 million to $51 million.

Management also expects:

     o Revenue from continuing operations for fiscal year 2001 to be between $220 million and $225 million.

     o Gross margins should be in the range of 53 percent to 55 percent for the fourth quarter of 2000, and between 54 percent and 56 percent in 2001.

     o Operating margins are estimated in the range of 15 percent to 17 percent of revenue through fiscal 2001.

     o Earnings per share from continuing operations for the fourth quarter of 2000 is expected to range from $.20 to $.21 per share, and $.80 to $.85 per share in 2001.


Market Risk

     We have no derivative financial instruments in our cash and cash equivalents. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, U.S. government and agency securities and commercial paper.

     At October 31, 2000, our marketable securities included a $609,000 investment in a Standard and Poors 500 stock price index fund and a $372,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of October 31, 2000, we have hedged a portion of our risk by purchasing forward exchange contracts for 900,000 British pounds sterling that settle at various times through January 31, 2001.

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

Forward Looking Statements

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

     -    anticipated receipt of orders and their impact on quarterly sales;
     -    business strategy;
     - expectations regarding future revenue levels, gross margins, expenses, operating margins and earnings per share;
     - timing of and plans for the introduction or phase-out of products or services;
     -    enhancements of existing products or services;
     -    plans for hiring additional personnel;
     -    entering into strategic partnerships;
     -    divestiture of our Enterprise Integration Solutions Division; and
     - other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions, together with the statement under the caption "Future Outlook", are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including
(i) competitive factors, including pricing pressures; (ii)variability in quarterly sales; (iii) economic trends in various geographic markets; (iv) relationships with our strategic partners; (v) issues relating to implementation of SEC Staff Accounting Bulletin 101; (vi) unanticipated risks associated with introducing new products and features including InVista; (vii) technological change affecting our products; (viii) unanticipated losses or complications relating to a divestiture of our Enterprise Integration Solutions Division and
(ix) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1999. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                           PART II. OTHER INFORMATION

Item 1.   None

Item 2.   Changes in Securities and Use of Proceeds.

          On November 21, 2000, the Company amended its Rights Agreement to increase the exercise price of the rights from $50 to $100 and to make other technical corrections. In addition, the Company increased the authorized number of Series A Junior Participating Preferred Stock from 35,000 shares to 40,000 shares.

Item 3-5. None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed herewith.
                    3A. Second Restated Articles of Incorporation of the
                        Company. (Incorporated by reference to Exhibits 3 (i)-2 to current report on Form 8-K dated May 25, 1999.)

                    3B. Articles of Amendment of the Second Restated Articles of
                        the Company (Incorporated by reference to Exhibit 3(i)-1 to current report on From 8-K dated May 25, 1999.)

                    3C. By-laws of the Company (Incorporated by reference to
                        Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

                    4.1 Rights Agreement between the Company and ChaseMellon
                        Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

                    4.2 First Amendment of Rights Agreement dated November 21,
                        2000 (Incorporated by reference to Exhibit 1 to form 8A/A dated November 27, 2000.)

                    4.3 First Amendment of Certificate of Designations,
                        Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

                    4.4 Form of Common Stock Certificate. (Incorporated by
                        reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)

                    11. Statement Re: Computation of Net Income per Basic and
                        Diluted Share.

                    27. Financial Data Schedule.


         (b)   Reports on Form 8-K

               On September 9, 2000 the Company filed a Form 8-K in connection with the board of directors decision to sell or spin-off our Enterprise Integration Solutions Division. The Company also filed a Form 8-K on October 3, 2000 containing the underwriting agreement for the follow-on stock offering completed during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                                  (Registrant)



Date:    December 14, 2000             By:  /s/ Gregory T. Barnum
                                          --------------------------------------
                                            Gregory T. Barnum
                                            Chief Financial Officer
                                            (Principal financial officer)

                                       By:  /s/ Jeffrey A. Bertelsen
                                          --------------------------------------
                                            Jeffrey A. Bertelsen
                                            Corporate Controller and Treasurer
                                            (Principal accounting officer)

                                  EXHIBIT INDEX

Item                               Description
----                               -----------

3A. Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3 (i)-2 to current report on Form 8-K dated May 25, 1999.)

3B. Articles of Amendment of the Second Restated Articles of the Company (Incorporated by reference to Exhibit 3(i)-1 to current report on From 8-K dated May 25, 1999.)

3C. By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1 Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2 First Amendment of Rights Agreement dated November 21, 2000 (Incorporated by reference to Exhibit 1 to form 8A/A dated November 27, 2000.)

4.3 First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to
     Exhibit 2 to Form 8-A/A dated November 27, 2000.)

4.4 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)

11.  Statement Re: Computation of Net Income per Basic and Diluted
     Share..................................................Electronically Filed

27.  Financial Data Schedule................................Electronically Filed