Form 10-K405
period 2001-01-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2001-04-26
CIK 701319

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

Commission file number: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1356476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Plymouth, Minnesota	55442
(Address of Principal Executive Offices)	(Zip Code)

(763) 268-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 1, 2001 was approximately $316,904,000 based on a closing price of $10.81 per share as reported by the Nasdaq National Market on such date.

     As of April 1, 2001 Registrant had 29,722,581 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Computer Network Technology Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2001 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Overview
Selected Recent Developments
Storage Networking Overview
Our Storage Networking Solutions
Our Storage Networking Strategy
Our Storage Networking Products
Our Storage Networking Partners
Other Storage Networking Products
Professional Services
Product Support
Sales and Marketing
Customers
Research and Development
Manufacturing and Suppliers
Competition
Intellectual Property Rights
Employees
Discontinued Operations -- Propelis Software, Inc.
Special Note Regarding Forward-Looking Statements
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a vote of Security Holders
Item 4A. Executive Officers of the Company
PART II
Item 5. Market for the Registrant’s Securities and Related Shareholder Matters
Item 6. Selected Consolidated Financial Information
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
PART III
Item 10. Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
Stock Award Plan
Annual Bonus Plan
Deferred Compensation Plan
Stock Purchase Plan
Subsidiaries of the Registrant
Independent Auditors Consent
Cautionary Statements

PART 1

Item 1.	Business	1

	Overview	1

	Selected Recent Developments	3

	Storage Networking Overview	4

	Our Storage Networking Solutions	5

	Our Storage Networking Strategy	6

	Our Storage Networking Products	6

	Our Storage Networking Partners	7

	Other Storage Networking Products	8

	Professional Services	9

	Product Support	9

	Sales and Marketing	9

	Customers	10

	Research and Development	10

	Manufacturing and Suppliers	10

	Competition	11

	Intellectual Property Rights	11

	Employees	12

	Discontinued Operations — Propelis Software, Inc.	12

	Special Note Regarding Forward Looking Statements	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to Vote of Security Holders	15

Item 4A.	Executive Officers of the Company	15

PART II

Item 5.	Market for the Registrant’s Securities and Related Shareholder Matters	17

Item 6.	Selected Consolidated Financial Information	18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 8.	Consolidated Financial Statements and Supplementary Data	26

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure	47

PART III

Item 10.	Directors and Executive Officers	48

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management	48

Item 13.	Certain Relationships and Related Transactions	48

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K	49

SIGNATURES		54

ii

PART I

Item 1.  Business

BUSINESS

Overview

      We are a leading provider of hardware and software products, related professional services, and managed services in the rapidly growing storage networking market. We focus primarily on helping our customers design, develop, deploy and manage storage networks, a high speed network within a business’ existing computer system that allows the business to manage its expanding data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of products for critical storage networking applications such as remote disk mirroring, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes. Revenue from our storage networking products were $87.8 million, $53.6 million and $31.9 million for the years ended January 31, 2001, December 31, 1999 and 1998, respectively.

      Our storage networking products enable businesses to cost-effectively manage their increasing storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market our storage networking products and services directly to customers through our sales force, worldwide distributors and original equipment manufacturers, or OEMs. Our distribution and OEM relationships include Hewlett Packard and StorageTek. We also have strategic marketing partnerships with leading storage industry and fibre switching companies, including Brocade, Compaq, EMC, Hitachi Data Systems, IBM, Legato and SCH Technologies.

      We were the first to develop, and remain a leader in, the following storage networking applications:

•	Storage networking over wide area networks, or WANs. Our storage networking over WAN products enable businesses to manage and protect data across remote locations, in real time if necessary, through applications such as remote disk mirroring and remote tape vaulting. Wide area networks, or WANs, are networks dispersed over long distances that communicate by traditional or fiber optic third-party telecommunication lines.

•	Fibre Channel-based storage networking over WANs. In October 1999, we introduced our first Fibre Channel-based storage networking over WAN product. Fibre Channel is a recently developed technology that dramatically improves the speed of data input and output, or I/ O, between existing storage networking storage devices and the ability to connect additional devices to storage networking. We believe our Fibre Channel-based storage networking over WAN products offer significant growth prospects. These products uniquely address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel standard. We believe Fibre Channel technology combined with our products will enable businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks.

•	Storage networks over IP-based networks. In February 2000, we introduced the first products to allow storage networking applications, such as remote disk mirroring, to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks, and we are the only company currently providing such products. SCSI and ESCON are older, widely used standards for communicating between computers. These products uniquely enable businesses that use virtual private IP-based networks, including many Web-based businesses, to build storage networking over WAN applications.

      Our storage networking solutions operate across most business computing environments, including open systems, servers and mainframes. Open systems and servers are newer systems that are easy to scale, or expand, and that use hardware and software standards not proprietary to any vendor. Mainframes are computer systems with high processing power that have historically been used by large businesses for storing and processing large amounts of data. Compared to available alternatives, we believe our storage networking products offer greater ability to connect various applications and heterogeneous environments using different interfaces, protocols and standards, and to connect and link devices in storage networks transparently, meaning with little or no alteration of other vendors’ hardware or software products.

      We believe the recent introduction of our products that enable storage networking applications over IP-based networks will benefit existing customers and expand our reach into the rapidly growing Internet market. This product extends the “bandwidth on demand” advantages of IP-based networks into storage applications and allows customers to access telecommunications capacity only as needed through a general connection, as opposed to leasing expensive dedicated lines. By deploying storage networks over IP-based networks, companies can leverage their existing under-utilized bandwidth, and can rely on their existing IP network knowledge. We believe that these cost savings, along with the generally expected decreasing costs of telecommunications capacity, will create high-growth opportunities for us in remote disk mirroring, remote tape vaulting and future storage networking applications we enable.

      Historically, we have operated through two vertically integrated divisions. We have and continue to market our storage networking products through our continuing operations, which we have historically referred to as our Networking Solutions Division, which represent our core business. Our storage networking products consist primarily of our UltraNet® and Channelink® families of products. Our continuing operations also market our established channel networking products, which enable computers to transmit data over unlimited distances. Our discontinued operations, which we have historically referred to as our Enterprise Integration Solutions Division, develop and sell our enterprise application integration, or EAI, software that automates the integration of computer software applications and business workflow processes, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. We recently changed the name of our Enterprise Integration Solutions Division to Propelis Software, Inc. We have announced our intention to divest Propelis Software, Inc. in order to focus all of our resources on our storage networking products and related services.

Our Market Opportunities

      We believe several forces will continue to drive the demand for our storage networking products:

•	The volume of enterprise data is increasing significantly due to the proliferation of Internet and Web-based content, digital media, e-mail, e-commerce and data warehousing. As a result, the demand for storage capacity is growing rapidly.

•	Actual and expected declines in telecommunications costs and the introduction of new, cost-effective technologies such as Fibre Channel switching and fiber optic transmission capabilities will make remote disk mirroring and remote tape backup applications more cost effective for our customers. We also believe the total cost of ownership for storage may be increasing, due to labor, management and other costs required to implement shared storage across the enterprise. The decrease in telecommunications costs, coupled with an overall increase in the cost of ownership, contributes to a trend of consolidating and connecting storage across many servers and many locations, which drives demand for our products.

•	Storage networking applications over IP-based networks will further expand the type and amount of data our customers will backup and disk mirror to remote locations, and also bring Web-based and storage service provider companies into our customer base.

      As a result of the foregoing and other factors, International Data Corporation, or IDC, estimates that the worldwide revenue for storage network-attached disk storage systems will grow from $1.4 billion in 1999 to $10.9 billion in 2003, a compound annual growth rate of 66%. Another indication of a strong demand for our storage networking products is the growth of the Fibre Channel market. IDC estimates the revenue for Fibre Channel hubs and switches will grow from $0.4 billion in 1999 to $4.2 billion in 2003, which reflects a compound annual growth rate of 76%. It is notable however, that we are in the midst of a current economic slowdown affecting most technology sectors and communications in particular. We are uncertain of the depth and duration of this slowdown. However, we believe the need for storage networking solutions is significant and will continue to increase.

Selected Recent Developments

      On April 24, 2001 we announced that our anticipated revenues for our first quarter ending April 30, 2001 will be 30%-40% lower than the fourth quarter of fiscal 2000. As a result, we announced a one-time charge for our first quarter consisting of $700,000, or $.02 per share after tax, for an approximate 10% reduction in workforce; $300,000, or $.01 per share after tax, for a write-off of non-strategic product lines; and $2.0 million, or $.04 per share after tax, for an increase in reserves for slow-moving inventory. We also announced other cost control measures including elimination of most outside contract and temporary employees; a freeze on all wage increases; a 10% pay reduction for executive management; a 5% pay reduction for all other employees; a consolidation of facilities; and cuts in discretionary spending company wide. In addition, our board of directors authorized the repurchase of up to $50 million of our common stock to be effected from time to time.

      Acquisition of Articulent Inc. On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage management services for $12 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19 million of tangible assets. The agreement includes a $10 million incentive payout based upon meeting certain revenue and earnings milestones over the next twelve months. The acquisition further strengthens our storage services organization, which provides companies with the expertise to manage information enterprise-wide.

      Divestiture of Propelis Software, Inc. Our board of directors has determined to divest Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division in order to focus all of our resources on our storage networking products. Accordingly, the financial information for this wholly owned subsidiary has been accounted for as discontinued operations. In the first quarter of fiscal 2001, we expect to accrue for the estimated future losses to be generated by Propelis Software, Inc. through the potential date of divestiture, resulting in a one-time after tax loss of approximately $3.5 million.

      Sale of IntelliFrame. On February 2, 2001, we completed the sale of our IntelliFrame subsidiary, which was part of Propelis Software, Inc., including the technology underlying our Propelis BPm™ product to WebMethods for $8.8 million in cash and 273,542 shares of WebMethods stock. Propelis Software, Inc. retains a license, subject to certain restrictions, to the Propelis BPm™ product, its name, the customers and the prospects. We expect that Propelis Software, Inc. will continue to sell the Propelis BPm™ product in the future. In the first quarter of fiscal 2001, we expect to recognize a one-time after tax gain of approximately $12.5 million from the sale of IntelliFrame in the discontinued operations section of our statement of operations. The stock we received from WebMethods has experienced a significant decline in value since February 2, 2001. We will not record a loss in our statement of operations for the decline in value of the WebMethods stock until such time as the stock is sold, or the decline in value is determined to be other than temporary. As a result of the divestiture of Propelis Software, Inc. and the sale of Intelliframe, we expect to report a net one-time after tax gain of approximately $9.0 million in the first quarter of fiscal 2001.

      Secondary Stock Offering. On October 11, 2000, we completed a secondary stock offering, raising approximately $110 million from the sale of 4.6 million shares of our common stock.

      Storage Networking Applications Over IP-Based Networks. In February 2000, we introduced the first products to allow storage networking applications, such as remote disk mirroring using EMC’s SRDF software, and remote tape vaulting to be deployed over standard IP-based networks. We anticipate expanding our product offerings to support additional storage networking applications from other vendors. The recent expansion of support of IP includes what we believe is the only working capability to extend Fibre Channel technology and the SCSI interface over IP-based networks.

Storage Networking Overview

Storage Networking Industry Background

  Growth in Enterprise Data

      The volume of enterprise data is increasing significantly due to the proliferation of Internet and Web-based content distribution, digital media, e-commerce, e-mail and data warehousing. Furthermore, the proliferation of the Internet has created new industries in Web hosting and data caching, which has led to an increase in the volume of enterprise data needed to be tracked and stored.

  Limitations of Traditional Storage Solutions

      The rapid escalation of the size and amount of data stored has presented organizations with significant data management challenges and increased storage related costs. As the volume of data stored, and the number of users that require access to the data continue to increase, storage systems and servers are burdened by an increased number of input/output, or I/ O, transactions they must perform. However, traditional storage architecture has inherent speed, distance, capacity and performance constraints. For example, depending on the standards and protocols used, the following constraints may exist:

•	bandwidth, or the data transmission rate, is generally fixed at 15, 40 or 80 megabytes per second;

•	distance between devices is limited to 12 to 150 meters;

•	connectivity is limited to 15 storage devices;

•	the lack of data management capability in SCSI devices places the burden for management tasks on servers, thereby degrading network performance;

•	if the server to which the data storage device is connected fails, the data cannot be accessed; and

•	LAN performance can be significantly degraded while the LAN is being used for storage backup applications.

  Advent of Fibre Channel

      In response to the speed, distance, capacity and performance limitations of traditional storage architectures, the Fibre Channel interface was developed in the mid-1990s as an open standard technology specifically for high performance, data intensive environments. Fibre Channel products offer over one gigabit per second of bandwidth and enable the inter-connectivity of millions of storage devices and servers. Fibre Channel also offers distance connectivity of up to 10 kilometers, a single interface for networking and I/ O applications, technology that supports a variety of traditional I/ O and LAN protocols and interfaces and the ability to support simultaneous two-way communications, which effectively doubles bandwidth. The introduction of the Fibre Channel interface means that storage networks are becoming a viable alternative to traditional data storage architecture.

      However, Fibre Channel-based storage networks do not provide complete solutions for managing large amounts of data in a distributed environment. Consequently, solutions are required that address the following Fibre Channel limitations:

•	Distance — Customers require products that support transfers over unlimited distances. Fibre Channel supports a maximum connection distance of 10 kilometers. Transmission across third-party telecommunications lines is not supported by Fibre Channel.

•	Connectivity — Customers want their existing computing systems to communicate with one another and share data. Mainframe systems have interface channels using the ESCON or bus and tag protocols, and open systems use SCSI or LAN standards known as TCP/ IP, or Transmission Control Protocol/ Internet Protocol. Fibre Channel switches cannot communicate with non-Fibre Channel switches, requiring further connectivity solutions. Protocols are a set of rules for communicating between computers. Standards are specifications for hardware or software that are widely used and accepted. An interface is the connection and interaction between hardware, software and the user.

•	Application availability — Customers need to keep applications online and running during infrastructure changes, backup, testing and unplanned outages to remain competitive in today’s business economy. Fibre Channel by itself does not provide continuous application availability.

•	Bandwidth on demand — Dedicated high capacity telecommunications lines that have traditionally been used with storage networks, namely T1, T3 and ATM lines, are expensive and permit remote backup of only the most mission critical data. Customers require storage networking solutions that utilize less expensive IP-based networks in order to remotely backup greater amounts of information and make greater use of storage networking advantages. Fibre Channel does not provide the inherent ability to transmit data over IP-based networks.

Our Storage Networking Solutions

      Our storage networking products address the limitations of traditional storage architecture and Fibre Channel technology in the following ways:

•	Storage networks over unlimited distance — Our products enable organizations to create secure storage networks without any distance limitations. This allows the creation of storage networking over WAN environments in such critical applications as remote disk mirroring and remote tape vaulting.

•	Any-to-any connectivity — Our products are protocol independent — they can connect devices that use Fibre Channel, SCSI, ESCON, and bus and tag protocols. These devices can be connected and extended over telecommunications links including T1/ E1, T3/ E3 and ATM, or WAN protocols like IP, Fibre Channel and fiber optics. We believe our products connect with substantially all storage vendors.

•	Infrastructure options — Our products enable the use of IP, ATM, Fibre Channel and fiber optics for expanded use of a storage network infrastructure. This supports the growing amounts of storage created by applications like e-commerce and increases due to user demands to access applications in a continuous mode.

•	IP-based networking solutions — We enable remote disk mirroring using EMC’s SRDF software and tape vaulting over standard IP-based networks. Our solutions allow our customers to capitalize on inexpensive bandwidth on demand capabilities of IP-based networks and use under-utilized, existing IP bandwidth, especially at low traffic times of the day, and rely on existing IP network knowledge. We anticipate expanding storage networking application support with products from other vendors.

      Our storage networking solutions are used for immediate, or real-time, backup and recovery, and support a technology known as remote disk mirroring. Disk mirroring avoids the serious threat to businesses posed by the loss of data between data system backups by simultaneously creating up-to-the-minute images of business-critical data on multiple backup storage disks. Our remote disk mirroring technology permits the backups to be transmitted to a geographically separated location, thereby reducing the risk of natural and site-wide disasters. This technique also permits rapid recovery of data when needed, as it is not necessary to reload tapes.

      We also enhance continuous business operations. Traditional LAN-based storage management requires manual handling and transportation of storage to an off-site location. While this ensures a physically-separated copy of valuable corporate data, it requires additional time and expense for handling and transportation. In addition, finding the right tape in a timely manner can be difficult. By bridging the storage network over the WAN, backups can be instantly made to remote locations on disk media, including by disk mirroring, or on tape, known as electronic tape vaulting. The benefit is secure archiving and timely retrieval of the correct business-critical data.

Our Storage Networking Strategy

      We intend to build upon our position as a leading provider of storage networking solutions. Key elements of this strategy are as follows:

  Extend Storage Networking Leadership

      We intend to extend our storage networking leadership by continuing to broaden our product and service offerings and by expanding our storage networking solutions into new markets. An example of this strategy is our recent introduction of Fibre Channel over ATM WANs. We intend to build market share by continuing to focus on areas which make storage networks more useful and accessible, such as WAN applications, any-to-any connectivity, and IP-based network solutions. To achieve leadership, we intend to capitalize on the remote disk mirroring and remote tape vaulting capabilities of our products.

  Expand IP-Based Network Solutions

      Currently, our IP-based network solutions enable remote disk mirroring, in conjunction with EMC’s SRDF software products, and remote tape vaulting over IP-based networks. We are currently developing solutions which will operate in conjunction with storage network applications of other storage networking vendors.

  Partner with Storage Networking Industry Leaders

      We have established relationships with leaders in the storage networking market, including storage vendors, storage management software providers and Fibre Channel switch manufacturers. Our strategic partners include companies such as Brocade, Compaq, EMC, Hewlett Packard, Hitachi Data Systems, IBM, Legato, Nortel, SCH Technologies and StorageTek. We intend to strengthen our relationships with existing strategic partners and develop relationships with new strategic partners that offer complementary products and services. We believe that current and future strategic relationships will facilitate the integration of our products with our strategic partners, thereby increasing our market share and reducing the length of our sales cycle.

  Focus on Professional Services

      Our professional services help customers evaluate, analyze, design, install and manage storage networks. We believe this value-added professional service assists customers in designing SANs, integrating SAN components and implementing SANs better than they could on their own. Our integration services eliminate the complexity of implementing a SAN that is scalable and compatible with customer resources. These services bolster sales of our products and allow us to generate high margin revenues.

  Explore Additional Managed Services

      We offer outsourced storage management services that complement our current storage networking products. Our data migration service helps our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. This is a turnkey service including personnel, equipment, software and support. We provide an outsourced electronic tape vaulting service in conjunction with Iron Mountain. We anticipate adding other outsourced services that help drive demand for our storage networking products.

Our Storage Networking Products

      Our storage networking products include the UltraNet® family of storage products, and our channel networking product known as Channelink®.

      UltraNet® Storage Director is a high performance switching product that operates at the center of the storage network. It enables storage networks to establish a direct connection between storage elements and servers and share data among diverse servers and storage systems, and networks that are local and geographically dispersed. The switch provides connectivity among SCSI, ESCON, Fibre Channel and WANs. Two sizes are offered — with 6 or 12 expansion slots.

      UltraNet® Storage Gateway provides much of the same functionality and performance of the UltraNet® Storage Director at a lower entry price. The product is targeted at small storage networking applications.

      UltraNet® Fibre Channel Switch enhances our ability to provide open systems solutions for Fibre Channel only configurations as well as mixed environments. Mixed environments can include SCSI server and storage systems that require access to Fibre Channel solutions. Brocade manufactures this switch and we resell it alone or with our storage network system solutions. This switch is available in 8 and 16 expansion slot models.

      UltraNet® Wave Optimizer and UltraNet® Wave Multiplexer increase the bandwidth available from fiber optic lines by carrying multiple signals over a single cable using different wave lengths (colors of light) or time slots. Pandatel manufactures these DWDM, or dense wave division multiplexing, and TDM, or time dimension multiplexing products.

      Channelink® offers connectivity over unlimited distances and is used for remote disk mirroring and remote tape vaulting in environments using older protocols.

Our Storage Networking Partners

      Offering customers effective storage networking solutions requires integrating diverse components, including disk and tape storage devices, storage management software, network management products and Fibre Channel products. The optimal package of goods and services allows a customer to reduce storage management costs by consolidating data centers and centralizing data management. We work with our business partners to provide customers with those benefits. Our storage networking alliances include those with key storage vendors, storage management software providers and manufacturers of Fibre Channel and optical networking products. We market our storage networking products directly and through worldwide distributors and OEMs, including Hewlett Packard and StorageTek. We also have strategic marketing partnerships with leading storage industry and fibre switching companies, including Brocade, Compaq, EMC, Hewlett Packard, Hitachi Data Systems, IBM, Legato and SCH Technologies. Benefits of our alliances include:

•	The working relationship provides us with visibility regarding market trends and technology requirements and allows us to contact customers earlier in the sales cycle and ascertain their needs.

•	Sales of storage systems for disk mirroring provides a ready market for our remote disk mirroring applications.

•	A platform to demonstrate our interoperability with various platforms and integrate heterogeneous components allowing us to gain preferred provider status with key vendors.

•	The resulting customer base provides us with strong reference accounts to further increase market penetration.

  EMC

      We have established a relationship with EMC for remote disk mirroring applications. This existing relationship includes an agreement to provide an exclusive package of remote disk mirroring hardware, software and implementation service. Together with EMC, we offer complementary professional services and linked customer support organizations. We work with EMC to provide our mutual customers with timely, effective service. In fiscal 2000, sales of our storage networking products to customers using EMC’s disk mirroring systems accounted for 28% of our total product revenue. We also market our remote disk mirroring applications with other vendors, including Hitachi Data Systems and IBM.

  IBM

      IBM is one of our oldest strategic partners. We coordinate local market activities with IBM, provide mutual assistance and prepare combined proposals. We also partner with IBM to provide customers with outsourced disaster avoidance and recovery capability and remote disk mirroring applications.

  StorageTek

      In November 1999, we entered into a three-year agreement with StorageTek under which it resells our storage networking over WAN products. In addition, we purchased StorageTek’s DXE/ RDE product line for $2.5 million in cash and assumed ongoing manufacturing and engineering responsibilities for this product line. This acquisition will provide us with access to StorageTek’s large installed base of customers for cross-selling our storage networking products. We discontinued the DXE/ RDE product line in March 2001, and plan to transition the customer base to our UltraNet® and Channelink® products. We have certified StorageTek’s tape drives with our UltraNet® product and work closely with them to ensure interoperability.

  Compaq

      Our UltraNet® Open Systems Gateway product supports Compaq’s StorageWorks Data Replication Manager over long distances. The relationship with Compaq is significant because we believe Compaq is the largest provider of storage today. In 1999, Compaq entered into a multi-million dollar commitment to resell our storage networking products. In fiscal 2000, Compaq purchased $5.7 million of product under their commitment. We have released them from any further commitment, and will be working with them on a co-sell basis in the future. We believe this type of arrangement will be more beneficial to both companies going forward.

  Brocade

      Our UltraNet® Fibre Channel Switch, which is manufactured by Brocade, became generally available in June 1999. We believe the combination of our UltraNet® storage networking solutions and UltraNet® family of Fibre Channel switches offers customers an attractive architecture for developing storage networking solutions. The industry expects complete interoperability for Fibre Channel devices, and we believe our storage networking solutions are a step in that direction.

Other Storage Networking Products

      We also offer channel extension products, which are certified for use with over 250 different devices. These products offer connectivity over unlimited distances, free of limitations imposed by traditional standards and protocols. These products are used for the following applications:

•	Data Center Consolidation: The consolidation of data centers in different locations to one location; often useful after mergers or acquisitions.

•	Remote Printing/ Imaging: High-speed digital printing or imaging at remote locations.

•	Data Center Load Balancing: Operating two or more data centers from one site. The application is transparent to the systems and servers that are interconnected as well as to data users, meaning users do not know that the data is not located centrally.

      Under our agreement with StorageTek, we have also assumed ongoing manufacturing and continuing engineering responsibility for StorageTek’s DXE/ RDE product line. This product line is used for similar applications as our Channelink® product line and substantially all sales of such products are to StorageTek. We discontinued the DXE/ RDE product line in March 2001 and plan to transition the customer base to our UltraNet® and Channelink® products.

Professional Services

  SAN Services

      Our SAN assessment analyzes a company’s storage needs, determines a SAN solution to meet those needs, and assists in development of a business case to justify the SAN solution. With a SAN assessment, we assist our customers in making their existing networks more flexible and easier to manage. This thorough assessment assists information technology managers and corporate executives responsible for planning and funding computer resources in making sound data management and storage decisions.

      Our reliable, repeatable SAN assessment process includes the following phases. These phases are designed for efficient evaluation and recommendation of an appropriate storage networking infrastructure for storage.

•	SAN audit: the audit contains a summary of business needs and an inventory of a customer’s network components and storage capability.

•	SAN analysis: the analysis includes a profile of a customer’s current environment compared to its competitors, capacity planning, and a projection of a customer’s future needs.

•	SAN recommendation: this phase develops a detailed summary report containing one to three recommended SAN solutions.

•	SAN implementation: this phase implements the recommended solution, including deployment of SAN components, testing and documentation.

  Storage Architecture Services

      Our professional services help companies implement storage networking and business continuance solutions. Our consulting and implementation services include strategic planning, project planning, analyzing, designing and documenting a detailed network, installing storage components, integrating storage components, and testing the functionality of the implemented storage solution. Our storage networking products are at the heart of our storage architecture implementations, and our long-standing partnerships with well-known and successful storage equipment and software manufacturers place us at the forefront of storage management solutions.

Product Support

      We offer standard maintenance contracts for our storage networking products. The contracts generally have a one-year term and provide for advance payment. Customers are offered a variety of contracts to choose from to suit their particular needs. For instance, current options allow a customer to choose support seven days a week, 24 hours per day, or five days per week, 11 hours a day. Other options offer the customer the choice to select air shipment or replacement parts, with the part being installed by the customer’s staff, or on site support with spare parts and service being provided by a local parts distributor.

Sales and Marketing

      We market our storage networking products in the United States through a direct sales force. We have established representative offices in Canada, the United Kingdom, France, Germany, Australia, Japan, and The Netherlands. We also market the products in the United States and throughout the world through OEMs, systems integrators and independent distributors.

      We maintain our own marketing staff and direct sales force. On January 31, 2001, we had approximately 200 persons in our marketing and sales organization for continuing operations.

Customers

      Our customers include:

Financial Services American Express Bank of America Barclays Chase Citibank Merrill Lynch Rabo Bank	Telecommunications AT&T Technologies British Telecom Sprint Worldcom	Information Outsourcing Comdisco Disaster Recovery Services Computer Sciences Company Ltd Electronic Data Systems IBM Global Services Integrated Systems Solutions Corp.

Research and Development

      The markets in which we operate are characterized by rapidly changing technology, new standards and changing customer requirements. Our long term success in these markets depends upon our continuing ability to develop advanced network hardware and software technologies.

      To meet the future demands of our customers, we expect to:

•	increase the compatibility of our products with the products made by others;

•	emphasize the flexible and modular architecture of our products to permit the introduction of new and improved products within existing systems;

•	continue to focus on providing sophisticated diagnostic support tools to help deliver high network availability and, in the event of failure, rapid return to service; and

•	develop new products based on customer feedback and market trends.

      Research and development expenses were equal to 13% of our total revenue in 2000, compared to 15% and 14% of total revenue in 1999 and 1998, respectively. We intend to continue to apply a significant portion of resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.

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

      Some of our products, including Fibre Channel switches, time division multiplexers and wave division multiplexers, are manufactured by OEMs for sale by us. We manufacture our other products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, each manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.

      At January 31, 2001, we held $4.4 million of inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for approximately $112.5 million of sales in 2000. We expect that this inventory will be used in the ordinary course of our business over the next five years. Relevant parts will have to be redesigned after the inventory is used.

      We believe that we currently have adequate supply channels. Components and subassemblies used in our products and systems are generally available from a number of different suppliers. However, certain OEM products, such as Fibre Channel switches, time division multiplexers and wave division multiplexers, and components in our other products are purchased from a limited number of sources. We do not anticipate any difficulty in obtaining an adequate supply of purchased OEM products and required components. An interruption in our existing supplier relationships or delays by some suppliers, however, could result in production delays and harm our results of operations.

Competition

      Our products are sold in markets where other market participants have significantly greater revenues and internationally known brand names. Many of those market participants do not currently sell products similar to ours. However, such market participants may do so in the future, and new products we develop may compete with products sold by well-known market participants. Our competitors in channel networking and storage networking include storage system vendors and others including Crossroads, Gadzoox, InRange, McData, Network Systems, QLogic, StorageTek and Vixel. In addition, Cisco Systems recently acquired a company which is developing IP-based network solutions which may have functionality similar to our product offerings.

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

      The competitive environments of markets in which our storage networking products are sold are continuing to develop rapidly. We are not in a position to prepare long range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, customers and business partners could possibly develop and introduce competing products. We anticipate the markets will be highly competitive.

      The declining sales of channel networking products present unique competitive pressures. We anticipate pricing pressures may increase in these markets. Consolidation of competing vendors of these products could also have negative consequences.

      The principal competitive factors affecting our products include customer service, flexibility, price, performance, reliability, ease of use and functionality. In many situations, the potential customer has an installed base of a competitor’s products, which can be difficult to dislodge. IBM, Microsoft and others can significantly influence customers and control technology in our markets.

Intellectual Property Rights

      We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure agreements and technical measures to establish and protect our intellectual property rights. That protection may not preclude competitors from developing products with features similar to our products.

      We currently own three patents and have eight patent applications filed or in the process of being filed in the United States with respect to our continuing operations. Our pending patent applications, however, may not be issued. We have not applied for patent protection in any foreign countries. Not all of our unique products are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.

      We rely upon a patent license agreement to manufacture our Channelink® and UltraNet® products that use ESCON. This license expires on December 31, 2004.

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

Employees

      As of January 31, 2001, we had 769 full-time employees for both divisions. On that date, 148 full-time employees provided services to both divisions and are members of our administrative and manufacturing departments. On that date, our continuing operations had 525 employees in addition to those who provide services to both divisions. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.

Discontinued Operations — Propelis Software, Inc.

      Our board of directors has determined to divest Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division, in order to focus all of our resources on our storage networking products. Accordingly, the financial information for this wholly owned subsidiary has been accounted for as discontinued operations. In the first quarter of fiscal 2001, we expect to accrue for the estimated future losses to be generated by Propelis Software, Inc. through the potential date of divestiture, resulting in a one-time after tax loss of approximately $3.5 million.

      On February 2, 2001, we completed the sale of our IntelliFrame subsidiary including the technology underlying our Propelis BPm™ product to WebMethods for $8.8 million in cash and 273,542 shares of WebMethods stock. Propelis Software, Inc. retains a license, subject to certain restrictions, to the Propelis BPm™ product, its name, the customers and the prospects. We expect that Propelis Software, Inc. will continue to sell the Propelis BPm™ product in the future. In the first quarter of fiscal 2001, we expect to recognize a one-time after tax gain of approximately $12.5 million from the sale of IntelliFrame in the discontinued operations section of our statement of operations.

Our Enterprise Integration Solution

      Our EAI solutions help organizations integrate legacy applications with powerful new business applications that improve customer productivity and customer satisfaction. Our EAI solutions preserve our customers’ investment in their computer systems, allow enterprise-wide real-time access to data, are flexible and highly scalable. In addition to integrating existing systems, our EAI solutions are particularly suited for developing new applications, such as:

•	CRM applications: CRM applications facilitate integration of information collected in different areas of a company that affect customer relations. CRM applications can instantly pull together customer information from multiple databases.

•	E-commerce applications: Customer data integrated from a variety of legacy environments can enhance a company’s ability to interact with suppliers and partners, sell products and provide customer service over the Internet. Our solutions filter legacy data, translate and format it so that it can be used with Sun Microsystem’s NetDynamics and Lotus’ Domino products and other Internet tools to build effective Internet-based sales and service applications in less time.

      Further, Propelis BPm™ includes new tools that provide business logic, rules and process workflow management for improved development and deployment of large e-commerce and CRM applications. With Propelis BPm™, our EAI solution is able to do more than just display information — it is able to suggest alternative courses of action. For instance, Propelis BPm™ can recommend whether a customer should use funds in an account to pay a credit card bill, or transfer funds to a more favorable interest bearing account. A beta version of our Propelis BPm™ product became available during the second quarter of 2000, and we recorded our first revenue from the sale of Propelis BPm™ in the third quarter of 2000. The product will be sold both on a standalone basis and with Propelis EAi subject to certain restrictions in a license agreement with WebMethods.

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

Our Enterprise Integration Solutions Products

      Propelis EAi is a development tool that permits legacy applications to be linked real-time with new business applications. The product is used with our Propelis BPm™ offering. Propelis EAi uses a “zero coding” approach, i.e., it captures application screens, analyzes the interaction between the legacy system and the user, builds a model of the legacy application, and establishes all of the necessary data paths, transformations and logic for integrating the legacy application with the new front-end application. As a result of “zero coding,” Propelis EAi provides one of the fastest ways to e-commerce by enabling the easy reuse of existing legacy application programs. Key features of Propelis EAi include:

•	no changes to our customers’ existing applications software environment;

•	a graphical user interface, which promotes rapid implementation;

•	three-tier architecture for mainframe, server and client workstations, which enhance scalability and transparency; and

•	centralized management to administer, monitor and troubleshoot large-scale deployments.

      Propelis BPm™ is a business process management tool that enables creation of new business processes quickly and seamlessly. With Propelis BPm™, organizations can integrate mission-critical business processes, applications, data and people, online and in real time. Propelis BPm™ features a five step process including:

•	business process modeling, including built-in workflow, integrated project management and dynamic process change capabilities;

•	tasks are developed graphically with reusable components, including both graphical user interface (GUI) and non-GUI task options, and support for standard Web and Java interfaces;

•	graphical incorporation of required data and open architecture, including built-in legacy integration for mainframe and AS/400 applications, graphical drill-down to industry standard adapters, database integration and optional integration of existing or newly developed custom code;

•	automated single point deployment that generates the entire run-time environment from the solution model, including updating all clients and servers eliminating consistency/compatibility issues and dynamic deployment that allows for automatic change processes at run time with no stop/recompile/start, and;

•	run time that allows for user-based definition of views and GUI options, flexibility to deploy Java or HTML clients, or integration with a preferred desktop environment.

Special Note Regarding Forward-Looking Statements

      This Form 10-K and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

•	anticipated receipt of orders and demand for our products;

•	business strategy;

•	timing of and plan for the introduction or phase-out of products or services;

•	enhancements of existing products or services;

•	the divestiture of Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division;

•	ability to integrate Articulent Inc. with our existing businesses;

•	entering into strategic partnerships; and

•	other plans, objectives, expectations and intentions contained in the Form 10-K that are not historical facts.

      When used in this Form 10-K, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) unanticipated risks associated with introducing new products and features, including Propelis BPm™; (vi) technological change affecting our products; (vii) the financial performance of Propelis Software, Inc. prior to the proposed divestiture ; (viii) our ability to integrate Articulent Inc. with our existing businesses and (viii) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission and in Exhibit 99 to this 10-K. In addition, there can be no assurance that the divestiture of Propelis Software, Inc. can be completed on acceptable terms and conditions. In addition, there can be no assurance the stock of WebMethods received in the IntelliFrame transaction can be liquidated within any time frame or at a gain. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 2.  Properties

Facilities and Properties

      Our principal administrative, manufacturing, engineering and development functions are located in leased facilities in the Minneapolis, Minnesota suburb of Plymouth. In addition, we lease office space in

England, France, Germany, Australia, Japan, and The Netherlands. We also lease space for sales offices for our direct sales staff and systems consultants in a number of locations throughout the United States and Canada. We believe our facilities are adequate to meet our current needs.

Item 3.  Legal Proceedings

      We are currently not a party to any legal proceedings that could materially harm our business.

Item 4.  Submission of Matters to a vote of Security Holders

      None.

Item 4A.  Executive Officers of the Company

      Our executive officers are as follows:

Name	Position Served	Age

Thomas G. Hudson	Chairman of the Board, President and Chief Executive Officer	54

Gregory T. Barnum	Chief Financial Officer, Vice President of Finance and Corporate Secretary	46

Jeffrey A. Bertelsen	Corporate Controller and Treasurer	38

William C. Collette	Chief Technology Officer and Vice President of Advanced Technology	57

Nick V. Ganio	Group Vice President of Worldwide Sales, Marketing and Services	41

Mark R. Knittel	Group Vice President of Worldwide Product Operations	46

      Thomas G. Hudson has served as President and Chief Executive Officer since June 1996, as a director since August 1996 and Chairman of the Board since May 1999. Mr. Hudson has also served as acting general manager of Propelis Software, Inc. since November 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990.

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

PART II

Item 5.  Market for the Registrant’s Securities and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the Nasdaq National Market under the symbol “CMNT.” The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

2000

First Quarter	$27.00	$11.50

Second Quarter	19.88	11.56

Third Quarter	35.25	15.25

Fourth Quarter	40.00	18.69
1999

First Quarter	$17.56	$9.75

Second Quarter	30.63	13.00

Third Quarter	23.25	9.19

Fourth Quarter	27.63	7.38
1998

First Quarter	$5.00	$3.69

Second Quarter	5.88	3.88

Third Quarter	6.50	3.50

Fourth Quarter	14.25	3.75

      As of April 1, 2001, there were 1,000 shareholders of record. The Company estimates that approximately an additional 6,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

DIVIDEND POLICY

      We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

Item 6.  Selected Consolidated Financial Information

	Year
	Ended		Years Ended December 31,
	January 31,
	2001		1999		1998	1997	1996

			(in thousands, except per share data)

Consolidated Statements of Operations Data:

Revenue:

Product sales	$125,432		$89,248		$74,969	$56,127	$61,412

Service fees	50,674		36,741		28,052	24,068	20,667

Total revenue	176,106		125,989		103,021	80,195	82,079

Cost of revenue	83,181		56,795		45,616	36,002	38,111

Cost of revenue — special charges	—		1,414	(2)	—	—	—

Total cost of revenue	83,181		58,209		45,616	36,002	38,111

Gross profit	92,925		67,780		57,405	44,193	43,968

Operating expenses:

Sales and marketing	41,019		34,626		32,255	27,504	22,370

Engineering and development	22,572		18,456		14,236	12,384	10,963

General and administrative	8,697		6,922		6,252	4,944	5,137

Special charges	(287	)(1)	1,331	(2)	—	—	(779	)(3)

Total operating expenses	72,001		61,335		52,743	44,832	37,691

Income (loss) from operations	20,924		6,445		4,662	(639)	6,277

Other income, net	3,152		110		427	1,400	2,072

Income from continuing operations before income taxes	24,076		6,555		5,089	761	8,349

Provision for income taxes	7,947		2,229		1,730	312	3,173

Income from continuing operations	16,129		4,326		3,359	449	5,176

Income (loss) from discontinued operations, net of tax	(4,135)		329		1,370	(2,763)	(3,816)

Net income (loss)	$11,994		$4,655		$4,729	$(2,314)	$1,360

Diluted income (loss) per share:

Continuing operations	$.58		$.17		$.15	$.02	$.22

Discontinued operations	$(.15)		$.01		$.06	$(.12)	$(.16)

Net income (loss)	$.43		$.18		$.21	$(.10)	$.06

Diluted shares	27,813		25,818		22,572	22,702	23,557

	As of
	January 31,	As of December 31,

	2001	1999	1998	1997	1996

Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities	$150,477	$26,895	$12,362	$10,824	$35,065

Working capital	182,625	50,715	35,587	30,380	48,192

Total assets	268,623	110,654	87,596	78,950	81,561

Long-term obligations	1,952	1,780	1,816	701	—

Total shareholders’ equity	213,102	78,472	60,558	55,607	64,161

(1)	Reflects a reversal of the unused balance of a 1999 fourth quarter accrual for an abandoned facility of $287,000.

(2)	Reflects special charges in the fourth quarter of 1999 of $1.4 million for the write-off of non-storage network-related products and $1.3 million for an abandoned facility.

(3)	Reflects a $779,000 reversal of a portion of a 1995 management reorganization charge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a leading provider of hardware and software products and related professional services in the rapidly growing storage networking market. We focus primarily on helping our clients design, develop, deploy and manage storage networks. Our storage networking products represent our core business and account for a substantial majority of our revenue and profit. Our storage networking products consist primarily of our UltraNet® and Channelink® families of products. We also market our established channel networking products, which enable computers to transmit data over unlimited distances.

      The current global economic slowdown makes it difficult to predict the demand for our products as we cannot forecast the length, duration and impact of the slowdown. Slower growth throughout the economy has caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. However, we believe the need for storage networking solutions is significant and will continue to increase.

      On April 24, 2001 we announced that our anticipated revenues for our first quarter ending April 30, 2001 will be 30%-40% lower than the fourth quarter of fiscal 2000. As a result, we announced a one-time charge for our first quarter consisting of $700,000, or $.02 per share after tax, for an approximate 10% reduction in workforce; $300,000, or $.01 per share after tax, for a write-off of non-strategic product lines; and $2.0 million, or $.04 per share after tax, for an increase in reserves for slow-moving inventory. We also announced other cost control measures including elimination of most outside contract and temporary employees; a freeze on all wage increases; a 10% pay reduction for executive management; a 5% pay reduction for all other employees; a consolidation of facilities; and cuts in discretionary spending company wide. In addition, our board of directors authorized the repurchase of up to $50 million of our common stock to be effected from time to time.

      On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage management services for $12 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19 million of tangible assets. The agreement includes a $10 million incentive payout based upon meeting certain revenue and earnings milestones over the next twelve months. The acquisition further strengthens our storage services organization, which provides companies with the expertise to manage information enterprise-wide.

      On January 12, 2000, we changed our fiscal year end to January 31, from December 31. References in this Form 10-K to fiscal year 2000 represent the twelve months ended January 31, 2001. References in this Form 10-K to fiscal years 1999 and 1998 represent the twelve months ended December 31, 1999 and 1998. We have not submitted financial information for the twelve months ended January 31, 2000 and 1999 in this Form 10-K because the information is not practical or cost beneficial to prepare. We believe that the twelve months ended December 31, 1999 and 1998 provide a meaningful comparison to the twelve months ended January 31, 2001. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January, 31, 2000 and 1999 were presented in lieu of results for the twelve months ended December 31, 1999 and 1998.

Discontinued Operation — Divestiture of Propelis Software, Inc.

      Our discontinued operations, which we have historically referred to as our Enterprise Integration Solutions Division, develops and sells our EAI software that automates the integration of computer applications and business workflow processes, as well as our traditional server gateways and tools which enable multiple desktop computers and mainframe terminals to communicate with one another. We recently changed the name of our Enterprise Integration Solutions Division to Propelis Software, Inc. Our

board of directors has determined to divest Propelis Software, Inc. in order to focus all of our resources on our other storage networking products. As a result of this decision, Propelis Software, Inc. is shown as a discontinued operation in our consolidated statements of operations, meaning that the division’s revenues, costs and expenses are not shown and its net income (loss), net of tax for all periods are included under the “Discontinued Operations” caption.

      In the first quarter of fiscal 2001, we expect to accrue for the estimated future losses to be generated by Propelis Software, Inc. through the potential date of divestiture, resulting in a one-time after tax loss of approximately $3.5 million.

      On February 2, 2001, we completed the sale of our IntelliFrame subsidiary, which was part of Propelis Software, Inc., including the technology underlying our Propelis BPm™ product to WebMethods for $8.8 million in cash and 273,542 shares of WebMethods stock. Propelis Software, Inc. retains a license, subject to certain restrictions, to the BPm™ product, its name, the customers and the prospects. We expect that Propelis Software, Inc. will continue to sell the BPm™product in the future. In the first quarter of fiscal 2001, we expect to recognize a one-time after tax gain of approximately $12.5 million from the sale of Intelliframe in the discontinued operations section of our statement of operations.

      For additional information regarding the results of operations of Propelis Software, Inc., see note 4, “Discontinued Operations” to the consolidated financial statements. Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of Propelis Software, Inc. have been reallocated and reported in the results for continuing operations.

Results of Continuing Operations

      The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Year Ended	Years Ended
	January 31,	December 31,

	2001	1999	1998

Revenue:

Product sales	71.2%	70.8%	72.8%

Service fees	28.8	29.2	27.2

Total revenue	100.0	100.0	100.0

Gross profit:

Product sales	57.9	57.0	63.4

Service fees	40.2	46.1	35.2

Total gross profit	52.8	53.8	55.7

Operating expenses:

Sales and marketing	23.3	27.5	31.3

Engineering and development	12.8	14.6	13.8

General and administrative	4.9	5.5	6.1

Abandoned facility	(.2)	1.1	—

Total operating expenses	40.8	48.7	51.2

Income from operations	12.0	5.1	4.5

Other income, net	1.7	.1	.4

Income from continuing operations before income taxes	13.7	5.2	4.9

Provision for income taxes	4.5	1.8	1.7

Income from continuing operations	9.2	3.4	3.2

Income (loss) from discontinued operations, net of tax	(2.4)	.3	1.4

Net income	6.8%	3.7%	4.6%

Revenue

  Years Ended January 31, 2001 and December 31, 1999

      Revenue from products increased 41% in 2000 to $125.4 million from $89.2 million in 1999. Storage networking applications for both open systems and mainframes continued to drive our new product revenue. Storage networking related product revenue increased 64% in 2000 to $87.8 million from $53.6 million in 1999. Revenue in the fourth quarter was negatively impacted because slower growth throughout the economy caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. Sales of channel extension product applications increased 6% in 2000 to $37.7 million from $35.6 million in 1999. Although we expect sales of channel extension products to decline in the future, it continues to be a profitable part of our business and a key application for many of our storage networking customers.

      During 2000, partner relationships with STK and Compaq generated significant product revenue. Sales of the DXE product to STK contributed $9.3 million of product revenue, while our OEM relationship with Compaq contributed $5.7 million of product revenue. We discontinued the DXE/ RDE product line in March 2001, and plan to transition the customer base to our UltraNet® and Channelink® products. In 1999, Compaq entered into a multi-million dollar commitment to resell our storage networking products. We have released them from any further commitment, and will be working with them on a co-sell basis in the future. We believe this type of arrangement will be more beneficial to both companies going forward.

      Service revenue increased 38% in 2000 to $50.7 million from $36.7 million in 1999. Professional service revenue in 2000 totaled $8.3 million, an increase of 82%, from $4.6 million in 1999 as a result of increased demand for our new professional service offerings. Traditional maintenance services accounted for the remaining increase in revenue due to the growing installed base of customers using our networking products.

  Years Ended December 31, 1999 and 1998

      Revenue from products increased 19% in 1999 to $89.2 million from $75.0 million in 1998. Storage networking applications for both open systems and mainframes continued to drive new product revenue during 1999. Storage networking product sales increased 68% in 1999 to $53.6 million from $31.9 million in 1998. Channel extension product applications declined 17% in 1999 to $35.6 million from $43.1 million in 1998.

      Service revenue increased 31% in 1999 to $36.7 million, due to the growing installed base of customers using our products. In addition, the sale of professional services increased 203% in 1999 to $4.6 million from $1.5 million in 1998.

  General

      Revenue from the sale of products and services outside the United States increased in 2000 and 1999 by $8.9 million, or 20%, and $10.1 million, or 30%, respectively, when compared to the prior year. We derived 30%, 35% and 32% of our revenue outside the United States in 2000, 1999 and 1998, respectively. The increase in revenue generated outside the United States is primarily attributable to growing customer demand for storage networking-related product applications.

      No single customer accounted for more than 10% of our revenue in 2000, 1999 or 1998. Revenue increases in 2000 and 1999 were attributable to increases in sales of storage networking products and additional services. Price increases for our products and services did not have a significant impact on revenue in 2000, 1999 or 1998.

      During the year ended January 31, 2001, approximately 21%, 5% and 10% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

      We derive an increasingly significant portion of our revenue from sales of our storage networking products. We expect that revenue from traditional channel networking products will decline in the future as we continue to focus more of our resources on our storage networking products and service offerings.

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

Gross Profit Margin

  Years Ended January 31, 2001 and December 31, 1999

      Gross profit margin from the sale of products was 58% in 2000, compared to 57% in 1999. Excluding a $1.4 million charge for the write-off of non-storage networking-related products, gross profit margin from the sale of products would have been 59% in 1999. The decrease in gross profit margin to 58% from 59% in 1999 was due to an increase in sales of our DXE product to STK, and our UltraNet® Gateway product to Compaq, both of which carry lower gross margin, but comparable operating margin, than our Channelink® and UltraNet® products sold through direct channels.

      Gross profit margin from services revenues in 2000 and 1999 was 40% and 46%, respectively. The decrease in gross margin was due to new professional services employees who have been added in 2000 in anticipation of future growth in professional services.

  Years Ended December 31, 1999 and 1998

      Gross profit margin from the sale of products was 57% in 1999, compared to 63% in 1998. The decrease in gross profit margin in 1999 compared to 1998 is attributable to the write-off of non-storage networking-related products totaling $1.4 million. Excluding this charge, gross profit margin from the sale of products would have been 59% in 1999. The remaining decrease in gross profit margin in 1999 was due to an increase in UltraNet® product sales, which have a slightly lower gross margin than our traditional Channelink® products.

      Gross profit margin from service revenues in 1999 and 1998 was 46% and 35%, respectively. The improvement in gross profit margin in 1999 compared to 1998 is attributable to economies of scale resulting from the steadily increasing base of our customers contracting for services and new incremental revenue from professional services, which offers a higher gross margin than our traditional service business.

Operating Expenses

  Years Ending January 31, 2001 and December 31, 1999

      Sales and marketing expense increased 18% in 2000 to $41.0 million from $34.6 million in 1999. The increase in expense resulted from higher commissions and additional headcount required to generate the 41% increase in product revenue for 2000.

      Engineering and development expense increased 22% in 2000 to $22.6 million from $18.5 million in 1999. The increase was primarily due to continued development of our UltraNet® family of products that provide customers with additional applications to satisfy their growing storage networking capabilities. During 2000, we announced storage networking over standard IP solutions, including tape, SCSI and Fibre Channel over IP to strengthen our presence in the IP solutions market.

      General and administrative expense increased 26% in 2000 to $8.7 million from $6.9 million in 1999. The increase was due to higher costs for wages, insurance and professional fees.

  Years Ended December 31, 1999 and 1998

      Sales and marketing expense increased 7% in 1999 to $34.6 million from $32.3 million in 1998. The increase in expense resulted from higher commissions and additional headcount required to generate the 19% increase in product revenue for 1999.

      Engineering and development expense increased 30% in 1999 to $18.5 million from $14.2 million in 1998. The increase was due to the continued development of our UltraNet® family of products that provide customers with additional applications to satisfy their growing need for storage networking capabilities. Revenue related to shipments of UltraNet® products increased 111% to $37.5 million in 1999 from $17.7 million in 1998.

      General and administrative expense increased 11% in 1999 to $6.9 million from $6.3 million in 1998 due to increases in insurance costs and professional fees.

Special Charges

  Years Ended January 31, 2001, December 31, 1999 and 1998

      During the fourth quarter of 1999, we recorded a $1.3 million charge for the future costs associated with a facility that was abandoned prior to the expiration of the lease term and a $1.4 million charge for the write-off of non-storage networking related products. We reversed the unused portion of the $1.3 million charge for the abandoned facility in the third quarter of 2000. The amount of the reversal was $287,000.

Other

  Years Ending January 31, 2001, December 31, 1999 and 1998

      Other income increased in 2000 and 1999 by $3.0 million and $351,000, respectively, when compared to the prior year due to an increase in interest income resulting from higher balances of cash and marketable securities available for investment. In October of 2000, we raised $110 million from a secondary stock offering. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds have been invested in investment grade, interest-bearing securities.

      Interest expense increased to $338,000 in 2000 from $264,000 in 1999 due to an increase in capital lease obligations.

      We recorded a provision for income taxes at an effective tax rate of 33% in 2000, and at an effective tax rate of 34% in both 1999 and 1998. The fluctuations in our effective tax rate are primarily due to the large special charges that have been recorded each year, the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Discontinued Operations

  Years Ending January 31, 2001 and December 31, 1999

      Discontinued operations consisting of Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division generated a loss after income taxes in 2000 of $4.1 million, compared to income after income taxes of $329,000 in 1999. The decrease in profitability can be attributed to a 64% decline in revenue from sales of our server gateways and tools products in 2000 to $3.5 million from $9.7 million in 1999. In addition, lower margin hardware sales accounted for a larger percentage of server gateways and tools product revenue in 2000 when compared to the same periods of 1999. Maintenance revenue from our traditional server gateways and tools products declined in 2000 to $2.5 million, from $5.0 million in 1999, due to a drop off in the installed base of customers using our traditional server gateways and tools products.

  Years Ended December 31, 1999 and 1998

      Discontinued operations generated income after income taxes of $329,000 in 1999 compared to income after income taxes of $1.4 million in 1998. The decrease in profitability can be attributed to a 40% decline in revenue from sales of our server gateways and tools products in 1999 to $9.7 million from $16.1 million in 1998. In addition, total maintenance revenue declined to $6.3 million in 1999 from $7.6 million in 1998 due to a drop off in the installed base of customers using our traditional server gateways and tools products.

  Acquisition and Sale of Intelliframe

      On December 3, 1998, we acquired, for $2.0 million, all of the outstanding stock of IntelliFrame, a start-up software and services company that develops technology for integrating legacy systems with client/ server systems and the Internet. On February 2, 2001, we sold IntelliFrame to WebMethods, Inc. for $8.8 million in cash and 273,542 shares of WebMethods stock. In the first quarter of fiscal 2001, we expect to recognize a one-time after tax gain of approximately $12.5 million from the sale of Intelliframe in the discontinued operations section of our statement of operations. Since February 2, 2001, WebMethods stock has experienced a significant decline in market value. We will not record a loss in our statement of operations for this decline in market value until such time as the stock is sold, or the decline in value is determined to be other than temporary.

  Options

      We have issued options for the purchase of approximately 2.9 million shares of common stock in Propelis Software, Inc. (formerly RealLegacy.com, Inc.) our wholly owned subsidiary including our EAI business, to our directors and the employees and officers of Propelis Software, Inc. The options have an exercise price of $2.00 per share, equal to their estimated fair market value on the date of grant, and have individually defined terms and vesting periods.

Liquidity and Capital Resources

      We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

      Cash, cash equivalents and marketable securities at January 31, 2001 totaled $150.5 million, an increase of $133.9 million since January 31, 2000. During the third quarter of 2000, we raised $110 million from a secondary stock offering. Operations and proceeds from the exercise of stock options provided cash in 2000 of $36.8 million and $7.5 million, respectively. Uses of cash in 2000 included the purchase of property and equipment, field support spares and purchased technology totaling $17.2 million.

      Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2001.

      In March of 2001, our board of directors adopted an amendment to our 1999 Non-Qualified Stock Award Plan increasing the number of shares authorized for issuance from 1,730,000 to 3,230,000.

      We believe that inflation has not had a material impact on our operations or liquidity to date.

New Accounting Pronouncements

      Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), effective for us on February 1, 2001, establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 133 did not have a material impact on our financial position or results of operations.

Change in Fiscal Year

      On January 12, 2000, we changed our fiscal year end to January 31, rather than December 31. Our summary January 2000 results are as follows: revenues $4.3 million; gross profit $1.3 million; operating expenses $5.3 million; net loss from continuing operations $2.6 million; net loss from discontinued operations $1.0 million; and net loss $3.6 million. We typically incur significant losses in the first month following the completion of a quarter because our revenue is significantly less than the average monthly revenues we generate in any quarterly or annual period.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      We have no derivative financial instruments in our cash, cash equivalents and marketable securities. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper. On February 2, 2001, we received 273,542 shares of WebMethods stock in connection with the sale of IntelliFrame. For purposes of recognizing our gain on sale, the stock was value at $17.0 million, or $62 per share. Since February 2, 2001, WebMethods stock has experienced a significant decline in market value. We will not record a loss in our statement of operations for this decline in market value until such time as the stock is sold, or the decline in value is determined to be other than temporary.

      At January 31, 2001, our marketable securities include a $514,000 investment in a Standard and Poors 500 stock price index fund and a $402,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

      We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of January 31, 2001, we have hedged a portion of our risk by purchasing forward exchange contracts for 900,000 British pounds sterling that settle at various times through April 2001.

Item 8.  Consolidated Financial Statements and Supplementary Data

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,	December 31,
	2001	1999

Assets

Current assets:

Cash and cash equivalents	$39,444	$16,184

Marketable securities	111,033	10,711

Receivables, net	43,613	29,517

Inventories	22,447	14,425

Net current assets of discontinued operations	5,430	5,089

Deferred tax asset	11,415	3,415

Other current assets	2,226	1,776

Total current assets	235,608	81,117

Property and equipment, net	25,215	17,529

Field support spares, net	4,446	3,879

Deferred tax asset	—	2,070

Goodwill and other intangibles, net	1,200	1,222

Net non-current assets of discontinued operations	—	4,645

Other assets	2,154	192

	$268,623	$110,654

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$20,293	$11,408

Accrued liabilities	15,780	10,010

Deferred revenue	15,489	8,296

Current installments of obligations under capital lease	1,421	688

Total current liabilities	52,983	30,402

Deferred tax liability	586	—

Obligations under capital lease, less current installments	1,952	1,780

Total liabilities	55,521	32,182

Shareholders’ equity:

Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—

Series A Junior Participating Preferred Stock, authorized 40 shares; none issued and outstanding	—	—

Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 29,656 at January 31, 2001, and 23,792 at December 31, 1999	297	238

Additional paid-in capital	195,910	68,927

Unearned compensation	(1,304)	(838)

Retained earnings	19,165	10,796

Accumulated other comprehensive income-foreign currency translation adjustment	(966)	(651)

Total shareholders’ equity	213,102	78,472

	$268,623	$110,654

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

		Years Ended
	Year Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Revenue:

Product sales	$125,432	$89,248	$74,969	$1,237

Service fees	50,674	36,741	28,052	3,105

Total revenue	176,106	125,989	103,021	4,342

Cost of revenue:

Cost of product sales	52,873	38,411	27,441	894

Cost of service fees	30,308	19,798	18,175	2,148

Total cost of revenue	83,181	58,209	45,616	3,042

Gross profit	92,925	67,780	57,405	1,300

Operating expenses:

Sales and marketing	41,019	34,626	32,255	2,643

Engineering and development	22,572	18,456	14,236	1,814

General and administrative	8,697	6,922	6,252	836

Abandoned facility	(287)	1,331	—	—

Total operating expenses	72,001	61,335	52,743	5,293

Income (loss) from operations	20,924	6,445	4,662	(3,993)

Other income (expense):

Interest income	3,802	744	393	95

Interest expense	(338)	(264)	(79)	(6)

Other, net	(312)	(370)	113	4

Other income, net	3,152	110	427	93

Income (loss) from continuing operations before income taxes	24,076	6,555	5,089	(3,900)

Provision (benefit) for income taxes	7,947	2,229	1,730	(1,287)

Income (loss) from continuing operations	16,129	4,326	3,359	(2,613)

Income (loss) from discontinued operations, net of tax	(4,135)	329	1,370	(1,012)

Net income (loss)	$11,994	$4,655	$4,729	$(3,625)

Basic income (loss) per share:

Continuing operations	$.64	$.19	$.15	$(.11)

Discontinued operations	$(.16)	$.01	$.06	$(.04)

Net income (loss)	$.47	$.20	$.21	$(.15)

Shares	25,383	23,137	22,095	23,815

Diluted income (loss) per share:

Continuing operations	$.58	$.17	$.15	$(.11)

Discontinued operations	$(.15)	$.01	$.06	$(.04)

Net income (loss)	$.43	$.18	$.21	$(.15)

Shares	27,813	25,818	22,572	23,815

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Total

Balance, December 31, 1997	22,195	$222	$54,439	$(35)	$1,412	$(431)	$55,607

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	454	5	2,041	(401)	—	—	1,645

Tax benefits from employee stock transactions	—	—	195	—	—	—	195

Repurchase of common stock	(395)	(4)	(1,754)	—	—	—	(1,758)

Compensation expense	—	—	—	81	—	—	81

Comprehensive income:

Net income	—	—	—	—	4,729	—	4,729

Translation adjustment, net of tax effect of $0	—	—	—	—	—	59	59

Total comprehensive income	—	—	—	—	—	—	4,788

Balance, December 31, 1998	22,254	$223	$54,921	$(355)	$6,141	$(372)	$60,558

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	1,538	15	9,354	(799)	—	—	8,570

Tax benefits from employee stock transactions	—	—	4,652	—	—	—	4,652

Compensation expense	—	—	—	316	—	—	316

Comprehensive income:

Net loss	—	—	—	—	4,655	—	4,655

Translation adjustment, net of tax effect of $0	—	—	—	—	—	(279)	(279)

Total comprehensive income	—	—	—	—	—	—	4,376

Balance, December 31, 1999	23,792	$238	$68,927	$(838)	$10,796	$(651)	$78,472

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	49	—	507	(341)	—	—	166

Tax benefits from employee stock transactions	—	—	—	—	—	—	—

Compensation expense	—	—	—	49	—	—	49

Comprehensive income:

Net loss	—	—	—	—	(3,625)	—	(3,625)

Translation adjustment, net of tax effect of $0	—	—	—	—	—	49	49

Total comprehensive loss	—	—	—	—	—	—	(3,576)

Balance, January 31, 2000	23,841	$238	$69,434	$(1,130)	$7,171	$(602)	$75,111

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	1,215	13	8,181	(675)	—	—	7,519

Shares issued pursuant to a secondary stock offering, net of offering costs	4,600	46	110,189	—	—	—	110,235

Tax benefits from employee stock transactions	—	—	8,106	—	—	—	8,106

Compensation expense	—	—	—	501	—	—	501

Comprehensive income:

Net income	—	—	—	—	11,994	—	11,994

Translation adjustment, net of tax effect of $0	—	—	—	—	—	(364)	(364)

Total comprehensive income	—	—	—	—	—	—	11,630

Balance, January 31, 2001	29,656	$297	$195,910	$(1,304)	$19,165	$(966)	$213,102

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Years Ended
	Year Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Operating Activities:

Net income (loss)	$11,994	$4,655	$4,729	$(3,625)

Discontinued operations	4,135	(329)	(1,370)	1,012

Depreciation and amortization	11,812	9,083	7,414	652

Compensation expense	346	219	58	49

Change in deferred taxes	(5,344)	(1,936)	506	—

Changes in operating assets and liabilities:

Receivables	(14,833)	(5,872)	872	608

Inventories	(3,717)	3,489	(6,815)	(4,305)

Other current assets	(445)	(804)	127	(4)

Accounts payable	11,036	4,272	(78)	(2,151)

Accrued liabilities	17,754	2,563	4,179	(3,878)

Deferred revenue	5,569	2,636	(1,528)	2,045

Net cash provided by (used in) continuing operations	38,307	17,976	8,094	(9,597)

Net cash provided by (used in) discontinued operations	(1,490)	789	2,829	1,051

Cash provided by (used in) operating activities	36,817	18,765	10,923	(8,546)

Investing Activities:

Additions to property and equipment	(14,329)	(8,262)	(6,345)	(542)

Additions to field support spares	(2,520)	(2,727)	(2,198)	(271)

Additions to purchased technology	(375)	—	(185)	—

Purchase of marketable securities	(148,389)	(15,421)	(18,054)	—

Redemption of marketable securities	45,998	5,286	23,512	2,070

Other assets	(1,967)	327	6	3

Discontinued operations — acquisition of business	—	—	169	—

Discontinued operations — additions to long-term assets	(158)	(507)	(547)	(12)

Cash provided by (used in) investing activities	(121,740)	(21,304)	(3,642)	(1,248)

Financing Activities:

Payments for repurchases of common stock	—	—	(1,758)	—

Proceeds from issuance of common stock	117,754	8,570	1,645	166

Repayments of obligations under capital leases	(1,187)	(327)	(181)	(65)

Discontinued operations — repayment of debt	—	(1,000)	—	(1,000)

Cash provided by (used in) financing activities	116,567	7,243	(294)	(899)

Effects of exchange rate changes	(174)	(306)	9	(13)

Net increase (decrease) in cash and cash equivalents	31,470	4,398	6,996	(8,210)

Cash and cash equivalents — beginning of period	7,974	11,786	4,790	16,184

Cash and cash equivalents — end of period	$39,444	$16,184	$11,786	$7,974

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2001, December 31, 1999 and 1998
(tabular amounts in thousands except per share data)

(1)  Summary of Significant Accounting Policies

Description Of Business

      Computer Network Technology Corporation is a leading worldwide provider of high-performance storage networking solutions and world class services.

Discontinued Operations

      The Company has determined to divest Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements.

Change in Year End

      On January 12, 2000, the Company changed its fiscal year end to January 31, from December 31. The Company believes that the twelve months ended December 31, 1999 and 1998 provide a meaningful comparison to the twelve months ended January 31, 2001. There are no factors, of which the Company is aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 1999 and 1998 were presented in lieu of results for the twelve months ended December 31, 1999 and 1998. References in these footnotes to fiscal 2000 represent the twelve months ended January 31, 2001. References to fiscal 1999 and 1998 represent the twelve months ended December 31, 1999 and 1998.

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

      In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition polices. Adoption of SAB 101 during the fourth quarter of 2000 did not have a material impact on the Company’s financial position or results of operations.

Cash Equivalents

      The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      If significant, unrealized gains and losses on available-for-sale securities are excluded from earnings and are reflected as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in earnings.

Inventories

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market.

Property And Equipment

      Property and equipment owned by the Company is carried at cost and depreciated using the straight-line method over three to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases. Expenditures for repairs and maintenance are charged to expense as incurred. Capital lease equipment is amortized over the life of the lease.

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

Impairment of Long-Lived Assets

      The recoverability of long-lived assets is assessed whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable through future undiscounted cash flow.

Allowance For Returns And Credit Losses

      An allowance is made for potential returns and uncollectible accounts based on current and historical experience. The allowance for returns and credit losses at January 31, 2001, December 31, 1999 and 1998 was $2,383,000, $959,000 and $1,225,000, respectively.

Engineering And Development

      The Company has expensed all engineering and development costs to date.

Foreign Currency

      The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

      The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currencies. As of January 31, 2001, the Company has hedged a portion of its risk by purchasing forward exchange contracts for 900,000 British pounds sterling that settle at various times through April 2001. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in net income (loss).

      The Company recognized foreign currency transaction gains in fiscal 2000 and 1998 of $7,000 and $110,000, respectively. The Company recognized a foreign currency transaction loss in fiscal 1999 of $196,000. Foreign currency transaction gains and losses in the one month transition period ended January 31, 2000 were not significant.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Stock Compensation Plans

      The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and provides the footnote disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123).

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Use Of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net Income (Loss) Per Share

      Basic net income per share is computed based on the weighted average number of common shares outstanding, while diluted net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options which have been granted to employees and directors and awards under the employee stock purchase plan. Net loss per basic and diluted share is based on the weighted average number of common shares outstanding. Potential dilutive shares of common stock have been excluded from the computation of net loss per share due to their anti-dilutive effect.

Comprehensive Income

      Comprehensive income consists of the Company’s net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of shareholders’ equity and comprehensive income.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), effective for us on February 1, 2001, establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 133 did not have a material impact on our financial position or results of operations.

(2)  Components of Selected Balance Sheet Accounts

	January 31,	December 31,
	2001	1999

Inventories:

Components and subassemblies	$15,218	$8,661

Work in process	2,813	3,109

Finished goods	4,416	2,655

	$22,447	$14,425

Property and equipment:

Machinery and equipment	$35,567	$25,415

Office and data processing equipment	22,764	18,761

Furniture and fixtures	3,197	2,221

Leasehold improvements	1,856	2,264

	63,384	48,661

Less accumulated depreciation and amortization	38,169	31,132

	$25,215	$17,529

Field support spares:

Field support spares	$19,934	$16,311

Less accumulated depreciation	15,488	12,432

	$4,446	$3,879

Goodwill and other intangibles:

Purchased technology	$2,040	$1,665

Goodwill	866	866

	2,906	2,531

Less accumulated amortization	1,706	1,309

	$1,200	$1,222

Accrued liabilities:

Compensation	$8,986	$5,949

Income taxes	2,450	1,049

Abandoned facility	—	1,331

Product warranty	1,629	740

Other	2,715	941

	$15,780	$10,010

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Marketable Securities

      The Company’s investments in marketable securities are summarized as follows:

	January 31,	December 31,
	2001	1999

Available-for-Sale:

Bank certificates of deposit	$29,519	$971

U.S. government and agency securities	10,866	—

Corporate debt securities	69,732	9,348

	110,117	10,319

Trading:

Standard & Poors 500 stock price index fund	514	392

NASDAQ 100 tracking stock	402	—

	$111,033	$10,711

      The amount of gross unrealized gains and losses with respect to investments in available-for-sale securities at January 31, 2001 and December 31, 1999 was not significant. The Company realized no significant gains or losses with respect to available-for-sale securities during fiscal 2000, 1999, 1998 or the one month transition period ended January 31, 2000. Proceeds from the sale of available-for-sale securities in fiscal 2000, 1999 and 1998 were $1,204,000, $984,000 and $8,093,000, respectively. There were no sales of available-for-sale securities during the one month transition period ended January 31, 2000. At January 31, 2001, the Company’s investments in available-for-sale securities have contractual maturities of three years or less.

      The Company’s trading securities consist of a mutual fund investment that seeks to provide a return corresponding to the Standard & Poors 500 stock price index and a NASDAQ 100 tracking stock. The Company intends to use any gain or loss from these investments to fund the investment gains or losses owed to participants under the Company’s executive deferred compensation plan. The amount of unrealized holding gains (losses) with respect to trading securities included in net income (loss) for fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000 was $(168,000), $112,000, $0 and $(11,995), respectively.

      On February 2, 2001, the Company received 273,542 shares of WebMethods, Inc. common stock in connection with the sale of Intelliframe (see note 4 to the consolidated financial statements). The common stock of WebMethods, Inc. has experienced a significant decline in value since February 2, 2001. We will not record a loss in our statement of operations for the decline in value of the WebMethods stock until such time as the stock is sold, or the decline in value is determined to be other than temporary.

(4)  Discontinued Operations

      The Company has determined that it will divest its wholly owned subsidiary Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements. Propelis Software, Inc. develops and sells EAI software that automates the integration of computer software applications, and business workflow processes, as well as our traditional server gateways and tools, which

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enable multiple desktop computers and mainframe terminals to communicate with one another. Summary financial information for the discontinued operations was as follows:

      Condensed Consolidated Statements of Operations of Discontinued Operations:

	Year
	Ended	Years Ended December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Revenue	$16,132	$25,704	$30,514	$472

Income (loss) before income taxes	$(6,174)	$498	$2,550	$(1,510)

Provision (benefit) for income taxes	(2,039)	169	1,180	(498)

Net income (loss) from discontinued operations	$(4,135)	$329	$1,370	$(1,012)

      Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of Propelis Software, Inc. have been reallocated to continuing operations.

      Condensed Consolidated Statements of Net Assets of Discontinued Operations:

	January 31,	December 31,
	2001	1999

Receivables, net	$4,419	$7,330

Other current assets	631	1,775

Goodwill and other intangibles, net	1,497	2,205

Other long-term assets	1,303	2,440

Total assets	7,850	13,750

Debt	—	1,000

All other liabilities	2,420	3,016

Net assets of discontinued operations	$5,430	$9,734

IntelliFrame — Discontinued Operations

      Effective December 3, 1998, the Company acquired all of the outstanding stock of IntelliFrame Corporation (IntelliFrame), a start-up software and services company which develops technology for legacy systems integration with client/ server and Internet technologies. The purchase price of $2,000,000 was paid in two installments of $1,000,000 each in January 1999 and 2000. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include, as part of discontinued operations, the results of IntelliFrame since December 3, 1998. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Net tangible assets	$148

Identifiable intangibles and goodwill	1,295

In-process research and development	927

Deferred tax liability	(370)

Cash paid	$2,000

      On February 2, 2001 the Company sold all of the outstanding stock of IntelliFame Corporation, including the technology underlying the Company’s Propelis BPmTM product, to WebMethods, Inc. for

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.8 million in cash and 273,542 shares of WebMethods common stock. The stock received from WebMethods, Inc. was valued at $17.0 million, which reflects a discount from its publicly reported trading price due to the restrictions on when the stock can be sold. The Company retained a license, subject to certain restrictions, to the Propelis BPmTM product, its name and the customers. In connection with this transaction, the Company paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. In the first quarter of fiscal 2001, the Company expects to recognize an after tax gain of approximately $12.5 million from the sale of Intelliframe in the discontinued operations section of its statement of operations. Since February 2, 2001, WebMethods stock has experienced a significant decline in market value. We will not record a loss in our statement of operations for this decline in market value until such time as the stock is sold, or the decline in value is determined to be other than temporary.

Integration Activities — Discontinued Operations

      In October of 1997, the Company acquired substantially all of the assets and assumed certain liabilities of the Internet Solutions Division of Apertus Technologies Incorporated (Apertus), a provider of Internet-to-Mainframe connectivity products and web access to legacy applications. Subsequent to the acquisition of Apertus, the Company decided to consolidate certain operations and recorded a charge of $2,184,000 for costs incurred to integrate existing businesses, including accruals for severance, facility closures and infrastructure integration. During the three months ended December 31, 1999, the Company determined that it would not complete a previously planned consolidation of facilities in the United Kingdom. As a result, the remaining accrual for integration activities of $430,000 was reversed and included in results from discontinued operations in the accompanying 1999 consolidated statement of operations.

      In December 1997, the Company sold the assets and technologies relating to the vision line of products acquired from Apertus for $2,000,000 in cash, plus additional payments ranging from $1,500,000 to $2,000,000, depending upon the vision product line achieving a defined future revenue target. The Company did not recognize any gain or loss upon receipt of the initial $2,000,000 cash payment. During the years ended January 31, 2001 and December 31, 1999, the Company received additional payments from the sale of the vision product line of $1,210,000 and $667,000, respectively, which were recognized as income and included in results from discontinued operations. There are no additional payments to be received from the sale of the vision product line.

(5)  Leases

      The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. At January 31, 2001 and December 31, 1999, leased capital assets included in property and equipment were as follows:

	January 31,	December 31,
	2001	1999

Property and equipment:

Office and data processing equipment	$4,388	$3,027

Less accumulated amortization	842	1,098

	$3,546	$1,929

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

	Minimum Lease
	Commitments

	Capital	Operating

Year Ending January 31

2002	$1,682	$4,879

2003	1,479	3,295

2004	629	2,680

2005	—	2,345

2006	—	2,345

Thereafter	—	9,621

Total minimum lease payments	3,790	25,165

Less minimum sublease income	—	826

Net minimum lease payments	3,790	$24,339

Less amounts representing interest at rates ranging from 8.89% to 10.69%	417

Present value of minimum capital lease payments	3,373

Less current installments	1,421

Obligations under capital lease, less current installments	$1,952

      Rent expense under noncancelable operating leases, exclusive of executory costs, for fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000 was $5,315,000, $3,970,000, $3,122,000 and $430,888, respectively. The Company recently moved into a new leased facility for its principal office and manufacturing operations. During the year ended December 31, 1999, the Company recognized a $1,331,000 charge for the future costs associated with a facility that was abandoned prior to expiration of the lease term. During the year ended January 31, 2001, the Company reversed $287,000 representing the unused portion of the accrual for the abandoned facility.

(6)  Shareholders’ Equity

Common Stock Repurchase

      On March 10, 1997 the Company’s board of directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During fiscal 1997 and 1998, the Company repurchased 1,799,900 shares of its common stock for $8,446,000 pursuant to this authorization. No shares have been repurchased since fiscal 1998.

Rights Plan

      On July 24, 1998 the Company’s board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.

Stock Options And Restricted Stock

      The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants,

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and independent contractors as determined by the compensation committee of the board of directors. A maximum of 8,830,000 shares of common stock were issuable under the terms of the Plans as of January 31, 2001, of which no more than 930,000 shares may be issued as restricted stock or other stock based awards. As of January 31, 2001, there were 906,000 shares of common stock available for future grants under these plans.

      Restricted stock issued under the Plans is recorded at fair market value on the date of grant and generally vests over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000, the Company issued 61,100, 90,250, 81,000 and 3,000, restricted shares, respectively, having an aggregate weighted fair market value per share of $17.43, $16.25, $4.81, and $17.44, respectively. Compensation expense recognized for restricted shares in fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000 was $501,000, $316,000, $81,000 and $49,000, respectively.

      All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant. During fiscal 1999, stock options for 800,000 shares were granted at an exercise price of $21.88 and vest after six years. The options did provide for acceleration of vesting upon certain increases in the Company’s stock price. In March of 2001, the vesting for these options was changed to ratably over a four-year period from the original date of grant. As of January 31, 2001, 25% of these options were vested.

      A summary of the status of the Company’s outstanding stock options and related changes for fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000 is presented below:

	Year Ended		Years Ended				Month Ended
	January 31,		December 31,				January 31,

	2001		1999		1998		2000

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	4,798	$10.02	4,972	$5.63	4,321	$5.42	4,678	$9.78

Granted	1,552	18.77	1,689	18.40	1,269	6.08	165	15.29

Exercised	(1,123)	5.93	(1,540)	5.54	(219)	4.66	(21)	4.89

Canceled	(572)	13.92	(443)	10.79	(399)	5.33	(24)	8.69

Outstanding at end of period	4,655	$13.45	4,678	$9.78	4,972	$5.63	4,798	$10.02

Exercisable at end of period	1,633	$8.08	1,901	$6.31	2,388	$5.71	1,870	$6.39

Weighted-average fair value of grants during the period		$13.56		$12.68		$4.48		$12.82

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about stock options outstanding at January 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 3.50 – $ 4.99	746	6.4	$4.45	424	$4.36

$ 5.00 – $ 7.99	912	5.1	$6.01	743	$6.00

$ 8.00 – $14.99	857	7.9	$12.69	316	$12.07

$15.00 – $19.99	1,032	8.4	$17.53	32	$15.98

$20.00 – $33.88	1,108	8.6	$22.41	118	$21.65

	4,655			1,633

Propelis Software, Inc. (formerly RealLegacy.com, Inc.) Stock Options

      We have issued options for the purchase of approximately 2.9 million shares of common stock in Propelis Software, Inc., our wholly owned subsidiary including our EAI business, to our directors and the employees and officers of Propelis Software, Inc. The options have an exercise price of $2.00 per share equal to their estimated fair market value on the date of grant, and have individually defined terms and vesting periods.

Employee Stock Purchase Plan

      The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 1,100,000 shares of the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company’s common stock or more than $5,000 in aggregate fair market value of common stock (as defined) during any six-month purchase period. Common shares sold to employees under the Purchase Plan in fiscal 2000, 1999 and 1998 were 102,920, 86,972 and 153,163, respectively. No shares were sold to employees under the Purchase Plan in the one month transition period ended January 31, 2000.

      The fair value of each purchase right granted in fiscal 2000, 1999 and 1998 was $3.72, $6.38 and $1.57, respectively.

Stock Compensation

      The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost related to stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements. Had compensation cost for the Company’s stock-based compensation plans been recognized consistent with the

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

		Years Ended
	Year Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Net income (loss):

As reported	$11,994	$4,655	$4,729	$(3,625)

Pro forma	$5,626	$(795)	$2,580	$(4,032)

Net income (loss) per share:
As reported

Basic	$.47	$.20	$.21	$(.15)

Diluted	$.43	$.18	$.21	$(.15)
Pro forma

Basic	$.22	$(.03)	$.12	$(.17)

Diluted	$.20	$(.03)	$.11	$(.17)

      In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

		Years Ended
	Year Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Risk free interest rate	5.90%	5.64%	5.26%	6.66%

Expected life	5.33	5.23	8.41	4.22

Expected volatility	85.06%	79.66%	67.50%	80.61%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Net Income (Loss) Per Share

      The components of net income (loss) per basic and diluted share are as follows:

		Weighted
	Net Income	Average Shares	Per Share
	(loss)	Outstanding	Amount

Year Ended January 31, 2001

Basic	$11,994	25,383	$.47

Dilutive effect of employee stock purchase awards and options	—	2,430	(.04)

Diluted	$11,994	27,813	$.43

Years Ended December 31,

1999:

Basic	$4,655	23,137	$.20

Dilutive effect of employee stock purchase awards and options	—	2,681	(.02)

Diluted	$4,655	25,818	$.18

1998:

Basic	$4,729	22,095	$.21

Dilutive effect of employee stock purchase awards and options	—	477	—

Diluted	$4,729	22,572	$.21

Month Ended January 31, 2000

Basic	$(3,625)	23,815	$(.15)

Dilutive effect of employee stock purchase awards and options	—	—	—

Diluted	$(3,625)	23,815	$(.15)

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Income Taxes

      The components of income from continuing operations before income taxes and income tax expense (benefit) for each of the years in the three-year period ended January 31, 2001 and the one month transition period ended January 31, 2000 consists of the following:

	Year	Years Ended
	Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Income (loss) from continuing operations before Income taxes:

U.S.	$19,595	$6,356	$4,251	$(3,511)

Foreign	4,481	199	838	(389)

Total	$24,076	$6,555	$5,089	$(3,900)

Income tax provision:

Current:

U.S.	$5,180	$3,356	$693	$52

Foreign	1,348	60	277	—

State	1,027	749	254	11

Total current	7,555	4,165	1,224	63

Deferred:

U.S.	458	(1,525)	453	(1,133)

State	(66)	(411)	53	(217)

Total deferred	392	(1,936)	506	(1,350)

Total income tax expense (benefit)	$7,947	$2,229	$1,730	$(1,287)

      The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended January 31, 2001 and the one-month transition ended January 31, 2000 is as follows:

	Year	Years Ended
	Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Statutory tax rate	34.0%	34.0%	34.0%	34.0%

Increase (decrease) in taxes resulting from:

State taxes, net of federal tax benefit	2.6	3.4	4.0	3.3

Foreign sales corporation	(1.9)	(5.3)	(6.3)	—

Meals and entertainment	.4	1.1	1.2	(.1)

Other	(2.1)	.8	1.1	(4.2)

Total	33.0%	34.0%	34.0%	33.0%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and (liabilities) as of January 31, 2001 and December 31, 1999 was as follows:

	January 31,	December 31,
	2001	1999

Deferred tax assets:

Inventory	$2,725	$1,556

Accrued compensation	1,026	847

Property and equipment	—	869

Reserves for bad debts and sales returns	694	135

Foreign net operating loss carryforwards	410	410

Federal and state tax credits	2,130	1,083

Federal and state net operating loss carryforwards	4,268	118

Abandoned facility	—	512

Other	714	648

Total gross deferred tax assets	11,967	6,178

Valuation allowance	(410)	(410)

Net deferred tax assets	11,557	5,768

Deferred tax liabilities:

Property and equipment	(343)	—

Other	(385)	(283)

Total gross deferred tax liabilities	(728)	(283)

Net deferred tax assets	$10,829	$5,485

      The Company recorded a valuation allowance at January 31, 2001 and December 31, 1999 of $410,000 for the tax benefits associated with certain losses incurred from foreign operations. At January 31, 2001, the Company had net operating loss and credit carryforwards available for federal tax purposes of approximately $10,618,000 and $1,138,000, respectively, which will expire during the years 2001 through 2019.

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

(9)  Annual Bonus Plan

      The Company’s Annual Bonus Plan provides a formula for determination of cash bonus payments to eligible employees based on a defined percentage of a participant’s qualifying base compensation multiplied by the Company’s annual bonus plan factor. The annual bonus plan factor is based on a chart which outlines payout percentages for achievement of defined levels of revenue and operating profit as a percentage of revenue.

      The annual bonus expense for fiscal 2000, 1999, and 1998 was $2,035,000, $420,000 and $1,673,000, respectively. There was no bonus for the one month transition period ended January 31, 2000.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  401(k) and Deferred Compensation Plans

      The Company has a 401(k) salary savings plan which covers substantially all of its employees. The Company matches 100% of a participant’s annual plan contributions up to an annual maximum per participant of $1,500 which vests over a four year period.

      The Company has also established an executive deferred compensation plan for selected key employees which allows participants to defer a substantial portion of their compensation each year. The Company matches 20% of a participant’s annual plan contributions up to an annual maximum per participant of $10,000. Matching contributions vest over a four year period from the later of July 1, 1997 or the participant’s date of hire. In addition, the Company provides participants with an annual earnings credit based on the investment indexes selected by the participant prior to the start of each plan year.

      The Company’s expense under the 401(k) and deferred compensation plans for fiscal 2000, 1999, 1998 and the one month transition period ended January 31, 2000 was $1,132,000, $470,000, $570,000, and $329,000, respectively.

(11)  Segment Information

      The Company operates in one reportable segment, which provides high-performance storage networking solutions and services. The Company previously accounted for Propelis Software, Inc. as a reportable segment. The Company no longer provides segment information for this business because it has been accounted for as a discontinued operation.

      Information with respect to the Company’s foreign operations is summarized as follows:

	Year	Years Ending
	Ended	December 31,		Month Ended
	January 31,			January 31,
	2001	1999	1998	2000

Revenue:

United States	$123,717	$82,494	$69,655	$3,620

United Kingdom	16,554	13,402	9,596	490

France	5,213	4,348	5,479	86

Other	30,622	25,745	18,291	146

Total	$176,106	$125,989	$103,021	$4,342

Long-Lived Assets (end of period):

United States	$29,678	$21,464	$18,454	$21,497

United Kingdom	856	901	1,049	918

Other	327	265	570	268

Total	$30,861	$22,630	$20,073	$22,683

      Revenue has been attributed to the country where the end-user customer is located.

      No single customer accounted for more than 10% of the Company’s total revenue in fiscal 2000, 1999 or 1998. For the one month transition period ended January 31, 2000, sales of DXE product and service to StorageTek accounted for 22% of total revenue.

(12)  Noncash Financing and Investing Activities and Supplemental Cash Flow Information

      Cash payments for interest expense in fiscal 2000, 1999, 1998 and the one-month transition period ended January 31, 2000 were $338,000, $222,000, $79,000 and $6,000, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash payments for income taxes, net of refunds received, in fiscal 2000, 1999 and 1998 were $3,286,000, $2,116,000 and $331,000, respectively. There were no cash payments for income taxes or refunds received during the one month transition period ended January 31, 2000.

      During fiscal 2000, 1999, 1998 and the one-month transition period ending January 31, 2000, the Company entered into capital lease obligations for equipment valued at $1,849,000, $653,000, $1,441,000 and $307,000, respectively.

      During fiscal 2000, deferred tax assets increased by $5,736,000 as a result of the tax benefit from employee stock transactions which could not be currently utilized.

(13)  Disclosures about Fair Value of Financial Instruments

      The carrying amount for cash and cash equivalents, marketable securities, accounts receivable and long-term obligations approximates fair value because of the short maturity of those instruments.

(14)  Subsequent Event (Unaudited)

      On April 3, 2001 the Company acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of Storage Management Services for $12 million in cash, plus assumption of approximately $24 million of liabilities and the acquisition of approximately $19 million of tangible assets. The agreement includes a $10 million incentive payout based upon meeting certain revenue and earnings milestones over the next twelve months.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2001 and December 31, 1999, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended January 31, 2001, each of the years in the two-year period ended December 31, 1999, and the one month transition period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of January 31, 2001 and December 31, 1999, and the results of their operations and their cash flows for the year ended January 31, 2001, each of the years in the two-year period ended December 31, 1999, and the one month transition period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

February 20, 2001, except
for note 14, as to which
the date is April 3, 2001

QUARTERLY FINANCIAL DATA

(unaudited)

	Years Ended January 31, 2001
	and December 31, 1999

	First	Second	Third	Fourth
	Quarter(3)	Quarter	Quarter(4)	Quarter(5)

	(in thousands, except per share data)

2000(1)(2)

Revenue	$38,607	$44,341	$46,198	$46,960

Gross profit	20,332	24,091	24,206	24,296

Income from operations	2,887	5,701	6,516	5,820

Loss from discontinued operations, net of tax	(116)	(1,903)	(1,150)	(966)

Net income	1,830	2,053	3,705	4,406

Net income per share:

Basic	.08	.09	.15	.15

Diluted	.07	.08	.13	.14

1999(2)

Revenue	$29,245	$30,492	$34,079	$32,173

Gross profit	16,255	17,254	19,321	14,950

Income (loss) from operations	1,999	1,967	3,820	(1,341)

Income (loss) from discontinued operations, net of tax	1,405	532	162	(1,770)

Net income (loss)	2,697	1,786	2,749	(2,577)

Net income (loss) per share:

Basic	.12	.08	.12	(.11)

Diluted	.11	.07	.11	(.11)

(1)	On January 12, 2000, we changed our fiscal year end to January 31, rather than December 31.

(2)	Our board of directors has determined to divest Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division to focus all of our resources on our storage networking products and services. Accordingly, the financial information for Propelis Software, Inc. has been accounted for as discontinued operations.

(3)	Discontinued operations in the first quarter of 2000 and 1999 include other nonrecurring income of $1.2 million and $667,000, or $.03 and $.02 per share after tax, due to recognition of payments received in connection with the sale of our vision product line.

(4)	Continuing operations for the third quarter of 2000 includes a reversal of the unused balance of a 1999 fourth quarter accrual for an abandoned facility. The amount of the reversal was $287,000.

(5)	Continuing operations for the 1999 fourth quarter includes special charges of $1.4 million for the write-off of non-storage networking related products and $1.3 million for an abandoned facility. Discontinued operations includes the reversal of the remaining integration accrual of $430,000 relating to the acquisition of the Internet Solutions Division of Apertus Technologies, Inc.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers

      The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2001, to be filed with the Securities and Exchange Commission (the “Commission”) on or before May 29, 2001, is incorporated herein by reference. For information concerning the executives officers, see Item 4A of this Annual Report on Form 10K.

Item 11.  Executive Compensation

      The information set forth under the captions “Summary Compensation Table,” “Option Tables,” “Employment Agreements,” “Election of Directors — Compensation of Directors,” “Internal Revenue Code Section 162(m)” and “Comparative Stock Price Performance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2001, to be filed with the Commission on or before May 29, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2001, to be filed with the Commission on or before May 29, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements and Schedules of Registrant

Consolidated Statements of Operations for the Years Ended January 31, 2001, December 31, 1999 and 1998, and the one month transition period ended January 31, 2000.

Consolidated Balance Sheets as of January 31, 2001 and December 31, 1999

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended January 31, 2001, December 31, 1999 and 1998, and the one month transition period ended January 31, 2000.

Consolidated Statements of Cash Flows for the Years Ended January 31, 2001, December 31, 1999 and 1998, and the one month transition period ended January 31, 2000.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) 2.	Consolidated Financial Statement Schedule of Registrant

Independent Auditors’ Report on Consolidated Financial Statement Schedule

Schedule II:  Valuation and Qualifying Accounts for the Years Ended January 31, 2001, December 31, 1999 and 1998, and the one month transition period ended January 31, 2000.

All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

Schedule II

COMPUTER NETWORK TECHNOLOGY CORPORATION

Valuation and Qualifying Accounts

Years ended January 31, 2001, December 31, 1999 and 1998

and the One Month Transition period ended January 31, 2000
(in thousands)

		Additions

	Balance at	Charged to	Charged to
	Beginning	costs &	other		Balance at
Description	of period	expenses	account	Deductions	end of period

Year ended January 31, 2001

Allowance for doubtful accounts and sales returns	$1,128	1,600	—	(345)	$2,383
One month period ended January 31, 2000

Allowance for doubtful accounts and sales returns	$959	169	—	—	$1,128
Year ended December 31, 1999

Allowance for doubtful accounts and sales returns	$1,225	519	—	(785)	$959
Year ended December 31, 1998

Allowance for doubtful accounts and sales returns	$2,979	690	—	(2,444)	$1,225

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      Under the date of February 20, 2001, except for note 14, as to which the date is April 3, 2001 we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2001 and December 31, 1999, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended January 31, 2001, each of the years in the two-year period ended December 31, 1999, and the one month transition period ended January 31, 2000 as contained in the fiscal 2000 annual report on Form 10-K. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K fiscal 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 20, 2001

(a)  3.  Exhibits

      The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibit	Description

3A.	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3B.	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3C.	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8/ 8 dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
10A.	Amended 1992 Stock Award Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-80791.)(1)
10B.	Amended and Restated 1999 Non-Qualified Stock Award Plan.(2)
10C.	March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)(1)
10D.	March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)(1)
10E.	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)
10F.	Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)(1)
10G.	Description of CNT Annual Bonus Plan.(2)
10H.	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997.)(1)
10I.	Amendment to CNT Executive Deferred Compensation Plan.(2)
10J.	Employment/ Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)
10K.	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 99 to Form S-8 Registration Statement No. 333-59951.)(1)
10L.	Form of Non-Qualified Stock Option Agreement for Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Key Employee Stock Award Plan (Incorporated by reference to Form 10-Q for the quarterly period ended April 30, 2000.)(1)

Exhibit	Description

10M.	Form of Non-Qualified Stock Option Agreement for Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Director and Officer Stock Award Plan (Incorporated by reference to Exhibit 10B to Form 10-Q for the quarterly period ended April 30, 2000.)(1)
10N.	Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Key Employee Stock Award Plan (Incorporated by reference to Exhibit 10C to Form 10-Q for the quarterly period ended April 30, 2000).(1)
10O.	Propelis Software, Inc. (formerly RealLegacy.com, Inc.) Director And Officer Stock Award Plan (Incorporated by reference to Appendix A to definitive proxy statement dated April 13, 2000.)(1)
10P.	Articulent One-Time Bonus Plan (Incorporated by reference to Exhibit 99.2 to Form 8-K dated April 3, 2001.)(1)
10Q	Amended 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-80793.)(1)
10R.	Amendment to Amended 1992 Employee Stock Purchase Plan.(1)(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
99A.	Cautionary Statements.(2)
99B.	Calculation of Additional Purchase Price to be Paid in Connection with Acquisition of Articulent, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 3, 2001).

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

(b)  Reports on Form 8-K

      Form 8K regarding change in rights plan during November was filed during the quarterly period ended January 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: April 25, 2001

By:	/s/ THOMAS G. HUDSON

Thomas G. Hudson, President and
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. HUDSON Thomas G. Hudson	President and Chief Executive Officer (Principal Executive Officer) and Director	April 25, 2001

/s/ GREGORY T. BARNUM Gregory T. Barnum	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	April 25, 2001

/s/ JEFFREY A. BERTELSEN Jeffrey A. Bertelsen	Corporate Controller and Treasurer (Principal Accounting Officer)	April 25, 2001

/s/ PATRICK W. GROSS Patrick W. Gross	Director	April 25, 2001

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	April 25, 2001

/s/ LAWRENCE PERLMAN Lawrence Perlman	Director	April 25, 2001

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	April 25, 2001

INDEX TO EXHIBITS

Exhibit	Description

3A.	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3B.	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3C.	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8/8 dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
10A.	Amended 1992 Stock Award Plan. (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-80791.)(1)
10B.	Amended and Restated 1999 Non-Qualified Stock Award Plan.(2)
10C.	March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)(1)
10D.	March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)(1)
10E.	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)
10F.	Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)(1)
10G.	Description of CNT Annual Bonus Plan.(2)
10H.	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997.)(1)
10I.	Amendment to CNT Executive Deferred Compensation Plan.(2)
10J.	Employment/Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)
10K.	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 99 to Form S-8 Registration Statement No. 333-59951.)(1)
10L.	Form of Non-Qualified Stock Option Agreement for Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Key Employee Stock Award Plan (Incorporated by reference to Form 10-Q for the quarterly period ended April 30, 2000.)(1)

Exhibit	Description

10M.	Form of Non-Qualified Stock Option Agreement for Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Director and Officer Stock Award Plan (Incorporated by reference to Exhibit 10B to Form 10-Q for the quarterly period ended April 30, 2000.)(1)
10N.	Propelis Software, Inc. (formerly RealLegacy.com, Inc.) 2000 Key Employee Stock Award Plan (Incorporated by reference to Exhibit 10C to Form 10-Q for the quarterly period ended April 30, 2000).(1)
10O.	Propelis Software, Inc. (formerly RealLegacy.com, Inc.) Director And Officer Stock Award Plan (Incorporated by reference to Appendix A to definitive proxy statement dated April 13, 2000.)(1)
10P.	Articulent One-Time Bonus Plan (Incorporated by reference to Exhibit 99.2 to Form 8-K dated April 3, 2001.)(1)
10Q.	Amended 1992 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99 Form S-8 Registration Statement No. 333-80793.)(1)
10R.	Amendment to Amended 1992 Employee Stock Purchase Plan.(1)(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
99A	Cautionary Statements.(2)
99B	Calculation of Additional Purchase Price to be Paid in Connection with Acquisition of Aritculent, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 3, 2001).

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)  Filed herewith.