Form 10-Q
period 2001-04-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 2001-06-14
CIK 701319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        APRIL 30, 2001 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        TO


                         COMMISSION FILE NUMBER: 0-13994


                     COMPUTER NETWORK TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Minnesota                             41-1356476
         --------------------------        -----------------------------------
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

As of June 11, 2001, the registrant had 29,722,341 shares of $.01 par value common stock issued and outstanding.


================================================================================

                     COMPUTER NETWORK TECHNOLOGY CORPORATION

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (unaudited)

                  Consolidated Statements of Operations for the three months ended
                    April 30, 2001 and 2000.....................................................................3

                  Consolidated Balance Sheets as of April 30, 2001 and
                    January 31, 2001............................................................................4

                  Consolidated Statements of Cash Flows for the three months ended April 30, 2001 and 2000...............................................................5

                  Notes to Consolidated Financial Statements ...................................................6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................................8


PART II.          OTHER INFORMATION ...........................................................................15

  Item 1-5.       None

  Item 6.         Exhibits and Reports on Form 8-K.............................................................15


SIGNATURES ....................................................................................................16

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three months ended April 30,
                                                     ----------------------------------
                                                          2001               2000
                                                     --------------     ---------------
Revenue:
  Product sales                                      $       16,037     $       27,312
  Service fees                                               13,376             11,295
                                                     --------------     --------------
      Total revenue                                          29,413             38,607
                                                     --------------     --------------

Cost of revenue:
  Cost of product sales                                       9,461             11,563
  Cost of service fees                                        9,487              6,712
                                                     --------------     --------------
      Total cost of revenue                                  18,948             18,275
                                                     --------------     --------------

Gross profit                                                 10,465             20,332
                                                     --------------     --------------

Operating expenses:
  Sales and marketing                                        10,895              9,610
  Engineering and development                                 6,284              5,745
  General and administrative                                  2,768              2,093
  Restructuring charge                                          996                 --
                                                     --------------     --------------
      Total operating expenses                               20,943             17,445
                                                     --------------     --------------

Income (loss) from operations                               (10,478)             2,887
                                                     --------------     --------------

Other income (expense):
  Interest income                                             1,976                274
  Interest expense                                              (68)               (88)
  Loss on sale and write-down of webMethods stock           (10,283)                --
  Other                                                         (56)              (169)
                                                     --------------     --------------
      Other income (expense)                                 (8,431)                17
                                                     --------------     --------------

Income (loss) from continuing operations
    before income taxes                                     (18,909)             2,904

Provision (benefit)for income taxes                          (5,931)               958
                                                     --------------     --------------

Income (loss) from continuing operations             $      (12,978)    $        1,946
                                                     --------------     --------------

Discontinued Operations
   Loss from discontinued operations, net of tax                 --               (116)
   Gain of $21,390 on sale of IntelliFrame,
     (net of tax, $8,770)                                    12,620                 --
   Provision of $9,250 for losses until divesture
     of Propelis Software, (net of tax $3,053)               (6,197)                --
                                                     --------------     --------------
                                                              6,423               (116)
                                                     --------------     --------------
 Net income (loss)                                   $       (6,555)    $        1,830
                                                     ==============     ==============
Basic income (loss) per share:
 Continuing operations                               $         (.44)    $          .08
                                                     ==============     ==============
 Discontinued operations                             $          .22     $          .00
                                                     ==============     ==============
 Net income (loss)                                   $         (.22)    $          .08
                                                     ==============     ==============
 Shares                                                      29,718             23,935
                                                     ==============     ==============

Diluted income (loss) per share:
  Continuing operations                              $         (.44)    $          .07
                                                     ==============     ==============
  Discontinued operations                            $          .22     $          .00
                                                     ==============     ==============
  Net income (loss)                                  $         (.22)    $          .07
                                                     ==============     ==============
  Shares                                                     29,718             26,358
                                                     ==============     ==============

See accompanying Notes to Consolidated Financial Statements

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                    April 30,              January 31,
                                                                                      2001                     2001
                                                                                 --------------           --------------
ASSETS
Current assets:
         Cash and cash equivalents                                               $       23,581           $     39,444
         Marketable securities                                                          101,846                111,033
         Receivables, net                                                                43,388                 43,613
         Inventories                                                                     35,375                 22,447
         Net current assets of
           discontinued operations                                                           --                  5,430
         Deferred tax asset                                                              11,482                 11,415
         Other current assets                                                             2,509                  2,226
                                                                                 --------------           ------------
             Total current assets                                                       218,181                235,608
                                                                                 --------------           ------------

     Property and equipment, net                                                         27,711                 25,215
     Field support spares, net                                                            4,637                  4,446
     Deferred tax asset                                                                   2,454                     --
     Goodwill and other intangibles, net                                                 14,979                  1,200
     Other assets                                                                         1,652                  2,154
                                                                                 --------------           ------------
                                                                                 $      269,614           $    268,623
                                                                                 ==============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                        $       24,785           $     20,293
         Accrued liabilities                                                             15,443                 15,780
         Deferred revenue                                                                16,899                 15,498
         Net current liabilities of
           discontinued operations                                                        2,596                     --
         Current installments of obligations under capital lease                          1,404                  1,421
                                                                                 --------------           ------------
             Total current liabilities                                                   61,127                 52,983
                                                                                 --------------           ------------

Deferred tax liability                                                                       --                    586
Obligations under capital lease, less current installments                                1,619                  1,952
                                                                                 --------------           ------------
             Total liabilities                                                           62,746                 55,521
                                                                                 --------------           ------------

Shareholders' equity:
         Undesignated preferred stock, authorized 965
             shares; none issued and outstanding                                             --                     --
         Series A Junior participating preferred stock,
             authorized 40 shares,
             none issued & outstanding                                                       --                     --
         Common stock, $.01 par value; authorized
             100,000 shares, issued and outstanding
             29,725 at April 30, 2001 and
             29,656 at January 31, 2001                                                     297                    297
         Additional paid-in capital                                                     196,297                195,910
         Unearned compensation                                                           (1,174)                (1,304)
         Retained earnings                                                               12,610                 19,165
         Accumulated other comprehensive income-
             Foreign currency translation                                                (1,162)                  (966)
                                                                                 --------------           ------------
             Total shareholders' equity                                                 206,868                213,102
                                                                                 --------------           ------------
                                                                                 $      269,614           $    268,623
                                                                                 ==============           ============


See accompanying Notes to Consolidated Financial Statements.

                     COMPUTER NETWORK TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Three months ended April 30
                                                                   ----------------------------
                                                                      2001              2000
                                                                   ---------         ----------
Operating Activities:
  Net income (loss)............................................    $  (6,555)        $   1,830
  Discontinued operations......................................       (6,423)              116
  Depreciation and amortization................................        2,487             2,288
  Compensation expense.........................................          130               102
  Loss on sale and write-down of webMethods stock                     10,283                --
  Changes in operating assets and liabilities:
     Receivables...............................................       10,646            (2,841)
     Inventories...............................................       (8,482)              556
     Other current assets......................................           54              (809)
     Accounts payable..........................................      (14,334)            4,633
     Accrued liabilities.......................................      (12,135)            5,040
     Deferred revenue..........................................        1,342             5,353
                                                                   ---------         ---------
     Net cash provided by (used in) continuing
       operations..............................................      (22,987)           16,268
     Net cash provided by (used in)
       discontinued operations.................................       (1,224)            1,900
                                                                   ---------         ---------
          Cash provided by (used in) operating
            activities.........................................      (24,211)           18,168
                                                                   ---------         ---------
Investing Activities:
  Additions to property and equipment..........................       (1,576)           (4,298)
  Additions to field support spares............................         (758)             (362)
  Acquisition of Articulent, net of cash acquired..............      (11,132)               --
  Net proceeds from the sale of IntelliFrame...................        5,800                --
  Proceeds from the sale of webMethods stock...................        6,281                --
  Net purchase and redemption of marketable securities.........        9,278           (10,046)
  Other assets.................................................          557              (100)
  Discontinued operations -- additions to
     long-term assets..........................................           --               (55)
                                                                   ---------         ---------
          Cash provided by (used in) investing activities......        8,450           (14,861)
                                                                   ---------         ---------
Financing Activities:
  Proceeds from issuance of common stock.......................          387             1,367
  Repayments of obligations under capital
     leases....................................................         (350)             (243)
                                                                   ---------         ---------
          Cash provided by financing activities................           37             1,124
                                                                   ---------         ---------
Effects of exchange rate changes...............................         (139)             (115)
                                                                   ---------         ---------
Net increase (decrease) in cash and cash
  equivalents..................................................      (15,863)            4,316
Cash and cash equivalents -- beginning of
  period.......................................................       39,444             7,974
                                                                   ---------         ---------
Cash and cash equivalents -- end of
  period.......................................................    $  23,581         $  12,290
                                                                   =========         =========


See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the Securities and Exchange Commission. The Company's fiscal year 2001 began on February 1, 2001.

(2) DISCONTINUED OPERATIONS

The Company has previously determined to proceed with a divestiture of its wholly owned subsidiary, Propelis Software Inc., formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements. Propelis Software, Inc., develops and sells EAI software that automates the integration of computer software applications, and business workflow processes. During the first quarter of fiscal 2001, the Company completed the sale of IntelliFrame, which was affiliated with Propelis Software, Inc, including the technology underlying our Propelis BPmTM product to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. The sale resulted in an after tax gain of $12.6 million.

In the first quarter of fiscal 2001, we accrued $9.3 million for the estimated future operating losses of the discontinued operations through the expected date of divestiture, resulting in an after tax loss of $6.2 million.

Condensed Consolidated Statements of Net Assets (Liabilities) of Discontinued
Operations:

                                                           April 30,        January 31,
                                                             2001               2001
                                                         -----------      --------------
Receivables, net..................................       $    2,852        $     4,419
Goodwill and other intangibles, net...............              409              1,497
Other assets......................................            2,325              1,934
                                                         ----------        -----------
  Total assets....................................            5,586              7,850
                                                         ----------        -----------
All other liabilities.............................            8,182              2,420
                                                         ----------        -----------
  Net assets(liabilities)of discontinued operations      $   (2,596)       $     5,430
                                                         ==========        ===========

(3) MARKETABLE SECURITIES

During the first quarter of fiscal 2001, the Company sold 232,511 shares of webMethods stock received from the sale of Intelliframe for approximately $6.3 million, resulting in a pre-tax loss of approximately $8.7 million. The Company also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that it still owns, resulting in a pre-tax loss of approximately $1.5 million.

The Company's remaining investments in marketable securities primarily consist of bank certificates of deposit, U.S. government and agency securities and commercial paper. Excluding the sale of webMethods stock noted above, the Company did not realize any gains or losses from the sale of marketable securities in the first quarter of 2001. The amount of gross unrealized gains and losses with respect to investments in marketable securities at April 30, 2001 was not significant.

(3) INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                                              April 31,                January 31,
                                                                                2001                      2001
                                                                            ------------              ------------
Components and subassemblies                                                $    23,346                $    15,218
Work in process                                                                   3,214                      2,813
Finished goods                                                                    8,815                      4,416
                                                                            -----------                -----------
                                                                            $    35,375                $    22,447
                                                                            ===========                ===========

(5) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

                                                                                 Three months ended April 30,
                                                                            --------------------------------------
                                                                                 2001                     2000
                                                                            -------------             ------------
Net income (loss)                                                           $      (6,555)            $      1,830
Foreign currency translation adjustment, net of tax
  effect of $0                                                                       (196)                    (322)
                                                                            -------------             ------------
Total comprehensive income                                                  $      (6,751)            $      1,508
                                                                            =============             ============

(6) SEGMENT INCOME

The Company has two reportable segments consisting of its Networking Division and Managed Services Division. The Networking division consists of our storage and channel networking products and related services. The Managed Services Division consists of our SAN services and the storage management business we acquired from Articulent in April of 2001. The Company's two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

                                                                               Three months ended April 30,
                                                                          --------------------------------------
                                                                               2001                     2000
                                                                          --------------            ------------
          Revenue:
               Networking Division                                        $       26,122            $     38,013
               Managed Services Division                                           3,291                     594
                                                                          --------------            ------------
                                                                          $       29,413            $     38,607
                                                                          ==============            ============

           Operating Profit (Loss):
               Networking Division                                        $       (8,953)           $      3,672
               Managed Services Division                                          (1,525)                   (785)
                                                                          --------------            ------------
                                                                          $      (10,478)           $      2,887
                                                                          ==============            ============

(7)  ACQUISITION OF ARTICULENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of hardware and software products and related professional services and managed services in the rapidly growing storage networking market. We focus primarily on helping our clients design, develop, deploy and manage storage networks. We design, manufacture, market and support a wide range of products for critical storage networking applications such as remote disk mirroring, or the real time backup of data to remotely located disks, and remote tape vaulting, or the real time backup of data to remotely archived tapes. Our storage networking products represent our core business and account for a substantial majority of our revenue and profit. Our storage networking products consist primarily of our UltraNet(R) and Channelink(R) families of products. We also market our established channel networking products, which enable computers to transmit data over unlimited distances.

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

     Due to the slowdown in customer spending for information technology infrastructure, demand for our products and services in the first quarter of 2001 was less than expected. As a result, we took cost reduction actions that are expected to reduce our quarterly expense run rate by approximately $2 million, including:

     o    a 10 percent workforce reduction

     o    a wage freeze for all employees

     o    a 10 percent pay cut for executive management

     o    a 5 percent pay cut for other employees; and

     o    significant reductions in discretionary spending

     The reduction in demand for our products and services also resulted in the following charges in the first quarter of 2001:

     o    $2.0 million to write-down slow moving inventory

     o    $300,000 for the write-off of our Filespeed product; and

     o    $1.0 million for restructuring, principally severance

Sale and Write-down of webMethods Stock

     During the first quarter of 2001, the Company sold 232,511 shares of webMethods stock received from the sale of Intelliframe for approximately $6.3 million, resulting in a pre-tax loss of approximately $8.7 million. The Company also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that it still owns, resulting in a pre-tax loss of approximately $1.5 million.

Acquisition of Articulent

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

Discontinued Operations -- Divestiture of Propelis Software, Inc.

     Our discontinued operations, which we have historically referred to as our Enterprise Integration Solutions Division, develops and sells our EAI software that automates the integration of computer applications and business workflow processes. We recently changed the name of our Enterprise Integration Solutions Division to Propelis Software, Inc. Our board of directors previously determined to divest Propelis Software, Inc. in order to focus all of our resources on our storage networking products. As a result of this decision, Propelis Software, Inc. is shown as a discontinued operation in our consolidated statements of operations, meaning that the division's revenues, costs and expenses are not shown and its net income (loss) for all periods are included under the "Discontinued Operations" caption.

     On February 2, 2001, we completed the sale of our IntelliFrame subsidiary, which was affiliated with Propelis Software, Inc., including the technology underlying our Propelis BPmTM product to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. Propelis Software, Inc. retains a license, subject to certain restrictions, to the BPmTM product, its name, the customers and the prospects. In the first quarter of fiscal 2001, we recognized a one-time after tax gain of $12.6 million from the sale of Intelliframe in the discontinued operations section of our statement of operations.

     In the first quarter of fiscal 2001, we accrued $9.3 million for the estimated future operating losses of the discontinued operations through the expected date of divestiture, resulting in an after tax loss of $6.2 million.

     For additional information regarding Propelis Software, Inc., see note 2, "Discontinued Operations" to the consolidated financial statements included in this Form 10-Q. Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of Propelis Software, Inc. have been reallocated and reported in the results for continuing operations.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

          Networking                                                           Managed Services
-----------------------------                                            -----------------------------
Three months ended April 30,                                              Three months ended April 30,
-----------------------------                                            -----------------------------
     2001           2000                                                       2001           2000
-------------  --------------                                            -------------  --------------
                              Revenue:
     52.0%           70.8%      Product sales...........................      74.9%           68.0%
     48.0            29.2       Service fees............................      25.1            32.0
    -----           -----                                                    -----           -----
    100.0           100.0               Total revenue...................     100.0           100.0
    -----           -----                                                    -----           -----
                              Gross profit:
     44.1            57.4       Product sales...........................      23.8            73.8
     36.5            44.2       Service fees............................     (84.2)         (173.7)
    -----           -----                                                    -----           -----
     40.5            53.6                Total gross profit (loss)......      (3.3)           (5.4)
    -----           -----                                                    -----           -----
                               Operating expenses:
     37.2            23.3        Sales and marketing....................      35.6           126.8
     24.1            15.1        Engineering and development............        --              --
      9.7             5.5        General and administrative.............       7.4              --
      3.8              -         Restructuring charge...................        -               --
    -----           -----                                                    -----           -----
     74.8            43.9                Total operating expenses.......      43.0           126.8
    -----           -----                                                    -----           -----
    (34.3)            9.7      Income (loss) from operations............     (46.3)         (132.2)
    (32.3)             --       Other expense, net......................        --              --
    -----           -----                                                    -----           -----
                               Income (loss) from continuing operations
    (66.6)            9.7        before income taxes....................     (46.3)         (132.2)
    -----           -----                                                    -----           -----
    (20.8)            3.2      Provision (benefit) for income taxes.....     (15.3)          (43.6)

    (45.8)            6.5      Income (loss) from continuing operations.     (31.0)          (88.6)
    -----           -----                                                    -----           -----
                               Income from discontinued
     24.6             0.3        operations, net of tax.................        --              --
    -----           -----                                                    -----           -----
    (21.2%)           6.2%     Net income (loss)........................    (31.0%)         (88.6%)
    =====           =====                                                    =====           =====

Revenue

  Networking:

     Our networking business generated revenues of $26.1 million in the first quarter of 2001, down $11.9 million or 31 percent from the first quarter of 2000. Storage networking product revenues for the first quarter of 2001 totaled $7.7 million, down 49 percent from $15.2 million in the first quarter of 2000. Channel networking product revenues for the first quarter of 2001 totaled $5.9 million, down 50 percent from $11.7 million in the first quarter of 2000. The decrease in revenue from sales of both storage and channel networking products resulted from the global slow down in capital spending for information technology equipment by our customers

    Service revenues, including maintenance fees and professional services associated with our networking business, increased 13 percent in the first quarter of 2001 to $12.5 million from $11.1 million in the first quarter of 2000. Professional service revenue, which is tied to the sale of our networking products, declined 38 percent to $968,000 in the first quarter of 2001 from $1.6 million in the first quarter of 2000. Maintenance fees for the first quarter of 2001 increased 21 percent to $11.6 million from $9.5 million in the first quarter of 2000, due to the larger installed base of customers using our networking products.

  Managed Services:

     Our managed services business, consisting of our SAN services and the storage management business we acquired from Articulent in April of 2001, generated $3.3 million of revenue in the first quarter of 2001, up over 450 percent from $594,000 in the first quarter of 2000. Articulent accounted for most of the increase by providing $2.2 million of revenue during the first quarter of 2001.

  General:

     Revenue generated from the sale of products and services outside the United States for the first quarter of 2001 totaled $9.7 million, a decrease of 37 percent from the first quarter of 2000. The reduction was attributable to the global slow down in capital spending for information technology equipment by our customers.

     No single customer accounted for more than 10% of our revenue during the first quarter of 2001 or 2000. The revenue decline in the first quarter of 2001 was due to a decline in sales of products and services. Price fluctuations for our products and services did not have a significant impact on revenue for the first quarter of 2001 or 2000.

     During the three months ended April 30, 2001, approximately 36%, 22% and 3% of our product revenue was derived from businesses in the financial services, information outsourcing and telecommunications industries, respectively.

     We derive an increasingly significant portion of our revenue from sales of our storage networking products, and with the acquisition of Articulent, our SAN and storage management services. We expect that revenue from traditional channel networking products will continue to decline in the future as we continue to focus more of our resources on our storage networking products, SAN services and storage management services.

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

Gross Profit Margin

  Networking:

     Gross product margins for our networking business for the first quarter of 2001 were 44 percent, compared to 57 percent in the first quarter of 2000. Excluding the $2.0 million write-down of slow moving inventory and the $300,000 write-off of our Filespeed product, gross profit margins from the sale of networking products for the first quarter of 2001 would have been 61 percent. The improvement in gross product margins, excluding charges, was primarily due to product mix, with virtually no sales coming from OEM's and a higher percentage of our direct sales consisting of larger, more fully configured systems.

     Gross service margins for our networking business declined to 37 percent for the first quarter of 2001, compared to 44 percent for the first quarter of 2000. The decrease was due to the decline in professional services revenue during the first quarter of 2001 when compared to the first quarter of 2000. We expect service margins will return to prior year levels once revenue starts to accelerate.

  Managed Services:

     Our managed services business generated a loss at the gross margin level of $110,000 or 3.3 percent for the first quarter of 2001, compared to a loss at the gross margin level of 5.4 percent or $32,000 for the first quarter of 2000. The losses in both periods were due to the low sales volume, and because the costs for this business, mainly people, tend to be fixed in nature. We expect to generate a gross profit in the near future once business volumes pick up and we more fully integrate Articulent into our existing business.

Operating Expenses

  Networking:

    Sales and marketing expense for the first quarter of 2001 increased 10 percent to $9.7 million from $8.9 million in the first quarter of 2000. Since the beginning of the year, we have increased our sales force by 35 percent and have added additional sales management to increase revenue and grow our business.

    Engineering and development expense for the first quarter of 2001 increased 9 percent to $6.3 million from $5.7 million in the first quarter of 2000. The increase was primarily due to continued development of our UltraNet family of products that provide customers with additional applications to satisfy their growing SAN capabilities.

   Managed Services:

     Sales and marketing expenses for the first quarter of 2001 increased by 56 percent to $1.2 million from $753,000 in the first quarter of 2000. The increase was primarily due to the incremental sales and marketing costs associated with the acquisition of Articulent.

General and administrative:

     General and administrative expenses for the first quarter of 2001 increased 32 percent to $2.8 million from $2.1 million in the first quarter of 2000. Articulent accounted for approximately $200,000 of the increase. The remaining increase was due to higher costs for wages, insurance and professional fees.

Other:

     Excluding the $10.3 million loss from the sale and write-down of webMethods stock, other income for the first quarter of 2001 increased by $1.8 million when compared to the first quarter of 2000. We raised $110 million from a common stock offering in October 2000, resulting in higher balances of cash and marketable securities available for investment and more interest income when compared to the first quarter of 2000. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds will be invested in investment grade, interest-bearing securities.

     We recorded a provision for income taxes for the first quarter of 2001 at an effective income tax rate of 31 percent, compared to 33 percent for the first quarter of 2000. The $10.3 million loss on the sale and write-down of the webMethods stock was taxed at a 30 percent effective tax rate. Excluding this item, our effective tax rate for the first quarter of 2001 would have been 33 percent. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at April 30, 2001 totaled $125.4 million, a decrease of $25.0 million since January 31, 2001. The decrease in cash and cash equivalents is primarily do to the acquisition of Articulent, payments to reduce Articulent's outstanding liabilities at the time of acquistion and higher levels of inventory at April 30, 2001.

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

     At April 30, 2001, our marketable securities included a $118,000 investment in a Standard and Poors 500 stock price index fund and a $140,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of April 30, 2001, we had no open forward exchange contracts.


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

     -    plans for hiring or reducing personnel;

     -    entering into strategic partnerships;

     - divestiture of Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division;

     -    ability to integrate Articulent, Inc. with our existing businesses;

     - other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) unanticipated risks associated with introducing new products and features including Propelis BPm; (vi) technological change affecting our products; (vii) the financial performance of Propelis Software, Inc.; (viii) our ability to integrate Articulent Inc. with our existing businesses and (ix) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2001. In addition, there can be no assurance that a divestiture of Propelis Software, Inc. can be completed on favorable terms and conditions. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                           PART II. OTHER INFORMATION

Item 1-5.   None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits filed herewith.

               3A. Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3 (i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)

               3B. By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

               4.1 Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares and First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and
                    Exhibit 1 to Form 8-A/A dated November 27, 2000.)

               4.2 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)

               10R Corrected Amendment to Amended 1992 Employee Stock Purchase Plan

               11. Statement Re: Computation of Net Income per Basic and Diluted Share.

         (b)   Reports on Form 8-K

               On February 16, 2001 the Company filed a Form 8-K in connection with the sale of IntelliFrame to webMethods. On April 17, 2001 the Company filed a Form 8-K announcing the acquisition of Articulent Inc. On April 27, 2001 the Company filed a Form 8-K consisting of a press release issued By the Company on April 24, 2001 announcing the preliminary results for the first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                       COMPUTER NETWORK TECHNOLOGY CORPORATION
                                                     (Registrant)


Date: June 11, 2001                    By: /s/ Gregory T. Barnum
                                          --------------------------------------
                                           Gregory T. Barnum
                                           Chief Financial Officer
                                           (Principal financial officer)


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

3B. By-laws of the Company (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1  Rights Agreement between the Company and Chase Mellon Shareholder Services,
     L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares and First Amendment of
     Rights Agreement dated November 21, 2000. (Incorporated by reference to
     Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated
     November 27, 2000.)

4.2  Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2
     Form S-3 Registration Statement No. 333-80841.)

10R  Corrected Amendment to Amended 1992 Employee Stock Purchase
     Plan..........................................................................Electronically Filed

11.   Statement Re: Computation of Net Income per
      Basic and Diluted Share......................................................Electronically Filed