Form 10-Q
period 2001-07-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2001-09-14
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

July 31, 2001 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442
(Address of principal executive offices) (Zip Code)

                     Telephone Number: (763) 268-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes  No

As of August 31, 2001, the registrant had 29,926,836 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

PART I	FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three and six months ended July 31, 2001 and 2000	3

	Consolidated Balance Sheets as of July 31, 2001 and January 31, 2001	4

	Consolidated Statements of Cash Flows for the three and six months ended July 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II	OTHER INFORMATION	17

Item 1-3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	None

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,

	2001	2000	2001	2000

Revenue:

Product sales	$27,682	$31,728	$43,719	$59,040

Service fees	13,901	12,613	27,277	23,908

Total revenue	41,583	44,341	70,996	82,948

Cost of revenue:

Cost of product sales	15,556	12,844	25,017	24,407

Cost of service fees	9,467	7,406	18,954	14,118

Total cost of revenue	25,023	20,250	43,971	38,525

Gross profit	16,560	24,091	27,025	44,423

Operating expenses:

Sales and marketing	11,854	10,384	22,749	19,994

Engineering and development	5,134	5,790	11,418	11,532

General and administrative	2,169	2,216	4,937	4,309

Restructuring charge	—	—	996	—

Total operating expenses	19,157	18,390	40,100	35,835

Income (loss) from operations	(2,597)	5,701	(13,075)	8,588

Other income (expense):

Interest income	1,489	394	3,465	668

Interest expense	(60)	(88)	(128)	(176)

Loss on sale and write-down of webMethods stock	—	—	(10,283)	—

Other	(58)	(102)	(114)	(271)

Other income (expense)	1,371	204	(7,060)	221

Income (loss) from continuing operations before income taxes	(1,226)	5,905	(20,135)	8,809

Provision (benefit) for income taxes	(405)	1,949	(6,336)	2,907

Income (loss) from continuing operations	(821)	3,956	(13,799)	5,902

Discontinued Operations:

Loss from discontinued operations, net of tax	—	(1,903)	—	(2,019)

Gain of $21,390 on sale of IntelliFrame, (net of tax, $8,770)	—	—	12,620	—

Provision of $9,250 for losses until divesture of Propelis Software, (net of tax $3,053)	—	—	(6,197)	—

	—	(1,903)	6,423	(2,019)

Net income (loss)	$(821)	$2,053	$(7,376)	$3,883

Basic income (loss) per share:

Continuing operations	$(.03)	$.16	$(.46)	$.25

Discontinued operations	$—	$(.08)	$.22	$(.08)

Net income	$(.03)	$.09	$(.25)	$.16

Shares	29,729	24,102	29,746	24,020

Diluted income (loss) per share:

Continuing operations	$(.03)	$.15	$(.46)	$.23

Discontinued operations	$—	$(.07)	$.22	$(.08)

Net income	$(.03)	$.08	$(.25)	$.15

Shares	29,729	25,925	29,746	26,152

See accompanying Notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	July 31,	January 31,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$21,800	$39,444

Marketable securities	89,248	111,033

Receivables, net	36,308	43,613

Inventories	39,885	22,447

Net current assets of discontinued operations	—	5,430

Deferred tax asset	11,482	11,415

Other current assets	2,615	2,226

Total current assets	201,338	235,608

Property and equipment, net	25,848	25,215

Field support spares, net	4,894	4,446

Deferred tax asset	2,454	—

Goodwill and other intangibles, net	14,669	1,200

Other assets	1,632	2,154

	$250,835	$268,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$13,602	$20,293

Accrued liabilities	13,499	15,780

Deferred revenue	14,241	15,489

Net current liabilities of discontinued operations	254	—

Current installments of obligations under capital lease	1,404	1,421

Total current liabilities	43,000	52,983

Deferred tax liability	—	586

Obligations under capital lease, less current installments	1,198	1,952

Total liabilities	44,198	55,521

Shareholders’ equity:

Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—

Series A Junior participating preferred stock, authorized 40 shares, none issued & outstanding	—	—

Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 29,922 at July 31, 2001 and 29,656 at January 31, 2001	299	297

Additional paid-in capital	197,767	195,910

Unearned compensation	(1,939)	(1,304)

Retained earnings	11,789	19,165

Accumulated other comprehensive income — Foreign currency translation	(1,279)	(966)

Total shareholders’ equity	206,637	213,102

	$250,835	$268,623

See accompanying Notes to Consolidated Financial Statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 31

	2001	2000

Operating Activities:

Net income (loss)	$(7,376)	$3,883

Discontinued operations	(6,423)	2,019

Depreciation and amortization	7,421	5,216

Compensation expense	286	25

Loss on sale and write-down of webMethods stock	10,283	—

Changes in operating assets and liabilities:

Receivables	17,676	(5,197)

Inventories	(12,992)	341

Other current assets	(52)	(875)

Accounts payable	(25,517)	2,217

Accrued liabilities	(14,079)	9,685

Deferred revenue	(1,316)	2,653

Net cash provided by (used in) continuing operations	(32,089)	19,967

Net cash provided by (used in) discontinued operations	(3,566)	613

Cash provided by (used in) operating activities	(35,655)	20,580

Investing Activities:

Additions to property and equipment	(3,635)	(7,500)

Additions to field support spares	(1,717)	(847)

Acquisition of Articulent, net of cash acquired	(11,132)	—

Net proceeds from the sale of IntelliFrame	5,800	—

Proceeds from the sale of webMethods stock	6,281	—

Net purchase and redemption of marketable securities	21,876	(2,748)

Other assets	577	(599)

Discontinued operations — additions to long-term assets	—	(110)

Cash provided by (used in) investing activities	18,050	(11,804)

Financing Activities:

Proceeds from issuance of common stock	1,625	2,235

Repayments of obligations under capital leases	(771)	(549)

Repurchase of common stock	(687)	—

Cash provided by financing activities	167	1,686

Effects of exchange rate changes	(206)	(245)

Net increase (decrease) in cash and cash Equivalents	(17,644)	10,217

Cash and cash equivalents — beginning of Period	39,444	7,974

Cash and cash equivalents — end of Period	$21,800	$18,191

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the Securities and Exchange Commission.

(2)  DISCONTINUED OPERATIONS

Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division develops and sells EAI software that automates the integration of computer software applications, and business workflow processes. The Company previously determined to divest Propelis Software Inc. and focus on its core storage networking and storage solutions businesses. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements.

During the first quarter of 2001, the Company completed the sale of IntelliFrame, which was affiliated with Propelis Software, Inc, including the technology underlying the Propelis BPm™ product to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

In the first quarter of 2001, the Company accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

On August 23, 2001 the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada LTD. for $6.0 million in cash, plus a warrant to purchase 350,0000 ordinary shares of Jacada LTD. stock at a price of $3.26 per share. The final purchase price is subject to adjustment based on the closing balance sheet of Propelis. The transaction will result in a gain in the third quarter of 2001.

Condensed Consolidated Statements of Net Assets (Liabilities) of Discontinued Operations:

	July 31,	January 31,
	2001	2001

Receivables, net	$2,441	$4,419

Goodwill and other intangibles, net	375	1,497

Other assets	1,857	1,934

Total assets	4,673	7,850

All other liabilities	4,927	2,420

Net assets (liabilities) of discontinued operations	$(254)	$5,430

(3)  MARKETABLE SECURITIES

During the first quarter of 2001, the Company sold 232,511 shares of webMethods stock received from the sale of Intelliframe for approximately $6.3 million, resulting in a pre-tax loss of approximately $8.7 million. The Company also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that it still owns, resulting in a pre-tax loss of approximately $1.5 million.

The Company’s remaining investments in marketable securities primarily consist of bank certificates of deposit, U.S. government and agency securities and commercial paper. Excluding the sale of webMethods stock noted above, the Company did not realize any gains or losses from the sale of marketable securities in the first or second quarters of 2001. The amount of gross unrealized gains and losses with respect to investments in marketable securities at July 31, 2001 was not significant.

(4)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	July 31,	January 31,
	2001	2001

Components and subassemblies	$27,574	$15,218

Work in process	2,787	2,813

Finished goods	9,524	4,416

	$39,885	$22,447

(5)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Six months ended July 31,

	2001	2000

Net income (loss)	$(7,376)	$3,883

Foreign currency translation adjustment, net of tax effect of $0	(313)	(435)

Total comprehensive income (loss)	$(7,689)	$3,448

(6)  SEGMENT INCOME

The Company has two reportable segments consisting of its Networking Solutions business unit and Storage Solutions business unit. The Networking Solutions business unit consists of our storage and channel networking products and related services. The Storage Solutions business consists of our SAN services and the storage management business we acquired from Articulent in April of 2001. The Company’s two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

	Three months ended July 31,		Six months ended July 31,

	2001	2000	2001	2000

Revenue:

Networking Solutions	$30,024	$41,058	$55,180	$77,509

Storage Solutions	11,559	3,283	15,816	5,439

	$41,583	$44,341	$70,996	$82,948

Income (loss) from operations:

Networking Solutions	$(1,494)	$5,490	$(6,930)	$8,775

Storage Solutions	(1,103)	211	(2,824)	(187)

Special Charges	—	—	(3,321)	—

	$(2,597)	$5,701	$(13,075)	$8,588

(7)  ACQUISITION OF ARTICULENT

On April 3, 2001 the Company acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19 million of tangible assets. The agreement includes a potential $10 million incentive payout based upon meeting certain revenue and earnings milestones over the next twelve months. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Articulent since April 3, 2001. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:

Cash paid	$12,360

Fair Values of Assets Acquired and Liabilities Assumed:

Cash	$624

Accounts receivable	10,287

Inventory	4,446

Fixed assets	3,393

Goodwill	14,314

Deferred taxes	3,107

Other assets	583

Accounts payable	(18,302)

Accrued expenses	(2,324)

Note payable	(3,768)

Total Purchase Consideration	$12,360

The following table presents the consolidated results of operations of the Company for the six months ended July 31, 2001 on an unaudited pro forma basis as if the acquisition of Articulent took place as the beginning of the year:

Total revenue	$78,713
Net loss	$(9,442)
Net loss per share	$(.32)

The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

(8)  NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142.

The Company will adopt SFAS No. 142 on February 1, 2002. The Company is in the process of evaluating whether it will have any transitional impairment losses which would be required to be recognized as a cumulative effect of a change in accounting principle. During the quarter ended July 31, 2001, the Company had goodwill amortization of $200,000, which under SFAS No. 141 it would not have after February 1, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of hardware and software products and related services in the rapidly growing storage networking and solutions market. We focus primarily on helping our clients design, develop, deploy and manage storage networks and solutions.

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

     Due to the slowdown in customer spending for information technology infrastructure, we took cost reduction actions that reduced our quarterly expense run rate at the end of April 2001, including:

• a 10 percent workforce reduction

• a wage freeze for all employees

• a 10 percent pay cut for executive management

• a 5 percent pay cut for other employees; and

• significant reductions in discretionary spending

     The reduction in demand for our products and services also resulted in the following charges in the first quarter of 2001:

• $2.0 million to write-down slow moving inventory

• $325,000 for the write-off of our Filespeed product; and

• $996,000 for restructuring, principally severance

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

Acquisition of Articulent

     On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19 million of tangible assets. The agreement includes a $10 million incentive payout based upon meeting certain revenue and earnings milestones over the next twelve months. The acquisition further strengthens our storage services organization, which provides companies with the expertise to manage information enterprise-wide.

Discontinued Operations — Divestiture of Propelis Software, Inc.

     Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division develops and sells EAI software that automates the integration of computer software applications, and business workflow processes. The Company previously determined to divest Propelis Software Inc. and focus on its core storage networking and storage solutions businesses. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements, meaning that the division’s revenues, costs and expenses are not shown and its net income (loss) for all periods are included under the “Discontinued Operations” caption in our statement of operations.

     During the first quarter of 2001, we completed the sale of IntelliFrame, which was affiliated with Propelis Software, Inc, including the technology underlying the Propelis BPm™ product to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

     In the first quarter of 2001, we accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

     In the second quarter, on August 23, 2001 we sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada LTD. for $6.0 million in cash, plus a warrant to purchase 350,0000 ordinary shares of Jacada LTD. stock at a price of $3.26 per share. The final purchase price is subject to adjustment based on the closing balance sheet of Propelis. The transaction will result in a gain in the third quarter of 2001.

     For additional information regarding Propelis Software, Inc., see note 2, “Discontinued Operations” to the consolidated financial statements included in this Form 10-Q. Certain general and administrative, facility and information technology infrastructure costs that had previously been allocated to and reported in the operating results of Propelis Software, Inc. have been reallocated and reported in the results for continuing operations.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

     The segment operating information for the three and six months ended July 31, 2001 and 2000 is for illustrative purposes only and such segment information has been adjusted to eliminate the effects of special items and other charges recognized during the first quarter of 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of our Filespeed product and a $1.0 million restructuring charge.

Networking					Storage Solutions

Three	Three	Six	Six		Three	Three	Six	Six
months	months	months	months		months	months	months	months
ended	ended	ended	ended		ended	ended	ended	ended
July 31,	July 31,	July 31,	July 31,		July 31,	July 31,	July 31,	July 31,
2001	2000	2001	2000		2001	2000	2001	2000

				Revenue:

63.9%	74.9%	59.4%	74.4%	Product sales	73.4%	29.4%	69.2%	25.2%

36.1	25.1	40.6	25.6	Service fees	26.6	70.6	30.8	74.8

100.0	100.0	100.0	100.0	Total revenue	100.0	100.0	100.0	100.0

				Gross profit:

52.7	59.4	56.2	58.5	Product sales	23.7	64.9	23.7	67.5

48.5	44.0	44.8	44.7	Service fees	(26.7)	29.3	(35.2)	22.5

51.2	55.5	51.6	54.9	Total gross profit	10.3	39.8	5.6	33.8

				Operating expenses:

32.5	22.6	35.3	23.3	Sales and marketing	18.1	33.4	20.6	37.2

				Engineering and
17.1	14.1	20.7	14.8	development	0.0	0.0	0.0	0.0

				General and
6.6	5.4	8.1	5.6	administrative	1.7	0.0	2.8	0.0

				Total operating
56.2	42.1	64.1	43.6	expenses	19.9	33.4	23.5	37.2

(5.0)%	13.4%	(12.6)%	11.3%	Income (loss) from operations	(9.5)%	6.4%	(17.9)%	(3.4)%

Revenue

     Networking Solutions:

          Our networking solutions business generated revenues of $30.0 million and $55.2 million in the second quarter and first half of 2001, respectively, down 27% and 29%, respectively, from $41.1 million and $77.5 million for the second quarter and first half of 2000. Storage networking product revenues totaled $16.1 million and $23.8 million in the second quarter and first half of 2001, respectively, down 23% and 34%, respectively, from $20.9 million and $36.1 million in the second quarter and first half of 2000. Channel networking product revenues totaled $3.1 million and $8.9 million in the second quarter and first half of 2001, respectively, down 69% and 59%, respectively, from $9.8 million and $21.6 million in the second quarter and first half of 2000. The decrease in revenue from sales of both storage and channel networking products resulted from the global slow down in capital spending for information technology equipment by our customers.

          Service revenues associated with our networking business totaled $10.8 million and $22.4 million for the second quarter and first half of 2001, respectively, increases of 5% and 13%, respectively, from $10.8 million and $22.4 million in the second quarter and first half of 2000. The increases in both periods are due to the larger installed base of customers using our networking products.

     Storage Solutions:

          Our storage solutions business, consisting of our SAN services and the storage solutions and services business we acquired from Articulent in April of 2001, generated revenue of $11.6 million and $15.8 million in the second quarter and first half of 2001, respectively, up 252% and 191%, respectively, from $3.3 million and $5.4 million in the second quarter and first half of 2000. Articulent accounted for a significant portion of the increase.

     General:

          Revenue generated from the sale of products and services outside the United States for the second quarter and first half of 2001 totaled $10.6 million and $20.1 million, respectively, decreases of 10% and 7%, respectively, from the second quarter and first half of 2000. The reduction was attributable to the global slow down in capital spending for information technology equipment by our customers.

          No single customer accounted for more than 10% of our revenue during the second quarter and first half of 2001. The revenue decline in the second quarter and first half of 2001 was primarily due to a decline in sales of products and services. Price discounting had a small impact on our product revenue during these periods.

          During the six months ended July 31, 2001, approximately 25%, 8%, and 20% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

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

Gross Profit Margin

     Networking:

          Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of our Filespeed product in the first quarter of 2001, gross product margins from the sale of networking products for the second quarter and first half of 2001 were 53% and 56%, respectively, down from 59% in both the second quarter and first half of 2000. The decline in gross margin percentage was due to a higher percentage of sales coming from lower margin third party products, primarily Wave Division Multiplexers, the continued movement in sales mix toward our UltraNet product, which carries a lower margin than our older Channelink products, and higher levels of sales discounts.

          Gross service margins for our networking business improved in the second quarter and first half of 2001 to 49% and 45%, respectively, from 44% and 45%, respectively, in the second quarter and first half of 2000. The improvement in gross margins is due to economies of scale resulting from the growing installed base of customers using our products, and the cost reduction actions that were taken in April 2001.

     Storage Solutions:

          Gross product margins for our storage solutions business for both the second quarter and first half of 2001 were 24%, compared to 65% and 68%, respectively, in the second quarter and first half of 2000. The decrease was due to the different mix of products sold by Articulent, compared to our SAN services business in 2000.

          Gross service margins for our storage solutions business for the second quarter and first half of 2001 were a negative 27% and a negative 35%, respectively, compared to a positive 29% and 23%, respectively, in the second quarter and first half of 2000. The decline in gross margin percentage and negative gross margins in 2001 is due to the fixed cost structure of the services business and low levels of service revenue. The service costs for the solutions business, mainly people, tend to be fixed in nature. We expect to generate a gross profit in the future once business volumes pick up.

Operating Expenses

     Networking:

          Sales and marketing expense for the second quarter and first half of 2001 totaled $9.8 million and $19.5 million, respectively, increases of 5% and 8%, respectively, from $9.3 million and $18.0 million for the second quarter and first half of 2000. Since the beginning of 2001, we have increased our sales force by over 20% and have added additional sales management to increase revenue and grow our business.

          Engineering and development expense for the second quarter and first half of 2001 totaled $5.1 million and $11.4 million, respectively, down 11% and 1%, respectively, from $5.8 million and $11.5 million for the second quarter and first half of 2000. The decrease in spending was primarily the result of the cost reduction actions that were taken in April 2001.

     Storage Solutions:

          Sales and marketing expense for the second quarter and first half of 2001 totaled $2.1 million and $3.3 million, respectively, increases of 91% and 61%, respectively, from $1.1 million and $2.0 million for the second quarter and first half of 2000. The increases in both periods were due to the incremental sales and marketing costs associated with the acquisition of Articulent.

     General and administrative:

          General and administrative expenses for the second quarter and first half of 2001 totaled $2.1 million and $4.9 million, respectively, down 2% and up 15%, respectively, from $2.2 and $4.3 million for the second quarter and first half of 2000. The decline in general and administrative expense compared to the second quarter of 2000 was due to the cost reduction actions that were initiated in April 2001. The increase in expense for the first six months of 2001 was due to the acquisition of Articulent, including charges for goodwill amortization in the first six months of 2001 totaling $265,000.

Other:

          Excluding the $10.3 million loss from the sale and write-down of webMethods stock in the first quarter of 2001, other income for the second quarter and first half of 2001 totaled $1.4 million and $3.2 million, respectively, up from $204,000 and $221,000, in the second quarter and first half of 2000, respectively. We raised $110 million from a common stock offering in October 2000, resulting in higher balances of cash and marketable securities available for investment and more interest income when compared to the second quarter and first half of 2000. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds will be invested in investment grade, interest-bearing securities.

          We recorded a provision for income taxes for the first half of 2001 at an effective income tax rate of 31%, compared to 33% for the first half of 2000. The $10.3 million loss on the sale and write-down of the webMethods stock in the first quarter of 2001 was taxed at an effective tax rate of 30%. Excluding this item, our effective tax rate for the first half of 2001 would have been 33%. Our effective tax rate for the second quarter of both 2001 and 2000 was 33%. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

          We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

          Cash, cash equivalents and marketable securities at July 31, 2001 totaled $111.0 million, a decrease of $39.4 million since January 31, 2001. The decrease in cash and cash equivalents is primarily do to the acquisition of Articulent, payments to reduce Articulent’s outstanding liabilities at the time of acquisition and higher levels of inventory at July 31, 2001.

          Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through the next year.

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

          At July 31, 2001, our marketable securities included a $131,000 investment in a Standard and Poors 500 stock price index fund and a $127,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

          We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of July 31, 2001, we had open forward exchange contracts for one million British pounds sterling and 8 million French Francs that settle at various times through October 2001.

Forward Looking Statements

          This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

•	anticipated receipt of orders and their impact on quarterly sales;

•	business strategy;

•	expectations regarding future revenue levels, gross margins, expenses, operating margins and earnings per share;

•	timing of and plans for the introduction or phase-out of products or services;

•	enhancements of existing products or services;

•	plans for hiring or reducing personnel;

•	entering into strategic partnerships;

•	ability to integrate Articulent, Inc. with our existing businesses;

•	other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) technological change affecting our products; (vi) our ability to integrate Articulent Inc. with our existing businesses, and, (vii) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2001. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART II. OTHER INFORMATION

Item 1-3.	None

Item 4.	Submission of matters to a vote of security holders

(a)	The annual meeting of shareholders was held on June 28, 2001

(b)	Elected as directors of the company:

Thomas G. Hudson Erwin A. Kelen John A. Rollwagen Patrick W. Gross

(c)	Matters voted upon

		Affirmative	Negative	Abstain	Broker
		Votes	Votes	Votes	Non-Votes

1.	Election of Directors

	Thomas G. Hudson	24,228,396	2,079,022	—	—

	Erwin A. Kelen	25,560,261	747,157	—	—

	John A. Rollwagen	25,560,013	747,405	—	—

	Patrick W. Gross	25,570,218	737,200	—	—

2.	Proposal to amend the

	1992 stock award plan

	increasing the number

	of shares authorized

	for issuance by

	1,450,000	15,167,341	11,088,708	63,469	—

3.	Proposal to ratify and

	approve the appointment

	of KPMG LLP as

	independent auditors for

	the fiscal year ending

	January 31, 2002	25,801,283	463,844	42,416	—

Item 5.	None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

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

On June 15, 2001 the Company filed a Form 8-K/A amending

its Form 8-K filing on April 17, 2001 announcing the

acquisition of Articulent. The Form 8-K/A incorporated the

audited financial statements and related pro forma

information for Articulent in the original Form 8-K

filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date:	September 10, 2001	By:	/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer (Principal financial officer)

		By:	/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

Item	Description

3A.	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)

3B.	By-laws of the Company (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares and First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 Form S-3 Registration Statement No. 333-80841.)

11.	Statement Re: Computation of Net Income per Basic and Diluted Share Electronically Filed