Form 10-Q
period 2001-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2001-12-14
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
October 31, 2001 OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X]  No [  ]

As of December 1, 2001, the registrant had 30,011,183 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations for the three and nine months ended October 31, 2001 and 2000.	3
	Consolidated Balance Sheets as of October 31, 2001 and January 31, 2001.	4
	Consolidated Statements of Cash Flows for the nine months ended October 31, 2001 and 2000.	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
PART II.	OTHER INFORMATION	18
Item 1-5.	None
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,

	2001	2000	2001	2000

Revenue:
Product sales	$40,392	$33,239	$84,111	$92,279
Service fees	14,970	12,959	42,247	36,867

Total revenue	55,362	46,198	126,358	129,146

Cost of revenue:
Cost of product sales	23,471	14,190	48,488	38,597
Cost of service fees	9,864	7,802	28,818	21,920

Total cost of revenue	33,335	21,992	77,306	60,517

Gross profit	22,027	24,206	49,052	68,629

Operating expenses:
Sales and marketing	14,040	10,690	36,789	30,741
Engineering and development	6,023	5,267	17,441	16,742
General and administrative	2,290	2,020	7,227	6,329
Abandoned facility	—	(287)	—	(287)
Restructuring charge	—	—	996	—

Total operating expenses	22,353	17,690	62,453	53,525

Income (loss) from operations	(326)	6,516	(13,401)	15,104

Other income (expense):
Interest income	1,501	859	4,966	1,526
Interest expense	(86)	(71)	(214)	(246)
Loss on sale and write-down of webMethods stock	—	—	(10,283)	—
Other	(195)	(57)	(309)	(328)

Other income (expense)	1,220	731	(5,840)	952

Income (loss) from continuing operations before income taxes	894	7,247	(19,241)	16,056

Provision (benefit) for income taxes	295	2,392	(6,041)	5,299

Income (loss) from continuing operations	599	4,855	(13,200)	10,757

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,150)	—	(3,169)
Gain on sale of IntelliFrame, net of tax	—	—	12,620	—
Gain (loss) on sale of Propelis Software, net of tax	1,799	—	(4,398)	—

	1,799	(1,150)	8,222	(3,169)

Net income (loss)	$2,398	$3,705	$(4,978)	$7,588

Basic income (loss) per share:
Continuing operations	$.02	$.19	$(.44)	$.44

Discontinued operations	$.06	$(.05)	$.28	$(.13)

Net income (loss)	$.08	$.15	$(.17)	$.31

Shares	29,923	25,248	29,806	24,432

Diluted income (loss) per share:
Continuing operations	$.02	$.17	$(.44)	$.40

Discontinued operations	$.06	$(.04)	$.28	$(.12)

Net income (loss)	$.08	$.13	$(.17)	$.28

Shares	31,195	27,858	29,806	26,735

See accompanying Notes to Consolidated Financial Statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	October 31,	January 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$33,923	$39,444
Marketable securities	83,225	111,033
Receivables, net	45,507	43,613
Inventories	38,588	22,447
Net current assets of discontinued operations	—	5,430
Deferred tax asset	11,845	11,415
Other current assets	1,901	2,226

Total current assets	214,989	235,608

Property and equipment, net	23,296	25,215
Field support spares, net	4,608	4,446
Deferred tax asset	14,159	—
Goodwill and other intangibles, net	3,794	1,200
Other assets	1,430	2,154

	$262,276	$268,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,981	$20,293
Accrued liabilities	20,764	15,780
Deferred revenue	12,132	15,489
Current installments of obligations under capital lease	1,405	1,421

Total current liabilities	51,282	52,983

Deferred tax liability	586	586
Obligations under capital lease, less current installments	800	1,952

Total liabilities	52,668	55,521

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A Junior participating preferred stock, authorized 40 shares; none issued & outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 29,922 at October 31, 2001 and 29,656 at January 31, 2001	299	297
Additional paid-in capital	197,614	195,910
Unearned compensation	(1,369)	(1,304)
Retained earnings	14,187	19,165
Accumulated other comprehensive income-
Foreign currency translation	(1,123)	(966)

Total shareholders’ equity	209,608	213,102

	$262,276	$268,623

See accompanying Notes to Consolidated Financial Statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 31

	2001	2000

Operating Activities:
Net income (loss)	$(4,978)	$7,588
Discontinued operations	(8,222)	3,169
Depreciation and amortization	11,636	8,222
Compensation expense	436	242
Loss on sale and write-down of webMethods stock	10,283	—
Changes in operating assets and liabilities:
Receivables	8,368	(7,353)
Inventories	(11,695)	207
Other current assets	662	(95)
Accounts payable	(22,139)	6,028
Accrued liabilities	(6,814)	11,269
Deferred revenue	(3,424)	2,516

Net cash provided by (used in) continuing operations	(25,887)	31,793
Net cash used in discontinued operations	(8,830)	(2,611)

Cash provided by (used in) operating activities	(34,717)	29,182

Investing Activities:
Additions to property and equipment	(4,176)	(10,108)
Additions to field support spares	(2,284)	(1,390)
Acquisition of Articulent, net of cash acquired	(10,891)	—
Net proceeds from the sale of IntelliFrame	5,800	—
Proceeds from the sale of Propelis Software, Inc.	6,000	—
Proceeds from the sale of webMethods stock	6,281	—
Net purchase and redemption of marketable securities	27,808	(69,891)
Other assets	779	(1,126)
Discontinued operations — additions to long-term assets	—	(158)

Cash provided by (used in) investing activities	29,317	(82,673)

Financing Activities:
Proceeds from issuance of common stock	1,782	—
Repayments of obligations under capital leases	(1,168)	(858)
Proceeds from issuance of common stock	—	114,119
Repurchase of common stock	(687)	—

Cash provided by (used in) financing activities	(73)	113,261

Effects of exchange rate changes	(48)	(426)

Net increase (decrease) in cash and cash equivalents	(5,521)	59,344
Cash and cash equivalents — beginning of period	39,444	7,974

Cash and cash equivalents — end of period	$33,923	$67,318

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

(2)  DISCONTINUED OPERATIONS

Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division developed and sold EAI software that automates the integration of computer software applications, and business workflow processes. The Company previously determined to divest Propelis Software Inc. and focus on its core storage networking and storage solutions businesses. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements.

During the first quarter of 2001, the Company completed the sale of IntelliFrame, which was affiliated with Propelis Software, Inc, including the technology underlying the Propelis BPmTM product, to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

In the first quarter of 2001, the Company accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

On August 23, 2001 the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada LTD. for $6.0 million in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada LTD. stock at a price of $3.26 per share. The final sales price is subject to adjustment based on the closing balance sheet of Propelis. The transaction resulted in an after tax gain of $1.8 million in the third quarter of 2001.

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

The Company’s remaining investments in marketable securities primarily consist of bank certificates of deposit, U.S. government and agency securities and commercial paper. Excluding the sale of webMethods stock noted above, the Company did not realize any gains or losses from the sale of marketable securities during the nine months ended October 31, 2001.

(4)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	October 31,	January 31,
	2001	2001

Components and subassemblies	$26,623	$15,218
Work in process	3,907	2,813
Finished goods	8,058	4,416

	$38,588	$22,447

(5)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Nine months ended October 31,

	2001	2000

Net income (loss)	$(4,978)	$7,588
Foreign currency translation adjustment, net of tax effect of $0	(157)	(825)

Total comprehensive income (loss)	$(5,135)	$6,763

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

	Three months ended October 31,		Nine months ended October 31,

	2001	2000	2001	2000

Revenue:
Networking Solutions	$38,884	$42,188	$94,064	$119,697
Storage Solutions	16,478	4,010	32,294	9,449

	$55,362	$46,198	$126,358	$129,146

Operating Profit (Loss):
Networking Solutions	$1,009	$5,912	$(4,159)	$14,687
Storage Solutions	(1,335)	317	(5,921)	130
Special charges	—	287	(3,321)	287

	$(326)	$6,516	$(13,401)	$15,104

(7)  ACQUISITION OF ARTICULENT

On April 3, 2001 the Company acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12.4 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19.3 million of tangible assets. The agreement includes a potential $10 million incentive payout based upon meeting certain revenue and earnings milestones over the twelve months following the acquisition. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Articulent since April 3, 2001. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:
Cash paid	$12,360

Fair Values of Assets Acquired and Liabilities Assumed:
Cash	$624
Accounts receivable	10,287
Inventory	4,446
Fixed assets	3,393
Goodwill	14,314
Deferred taxes	3,107
Other assets	583
Accounts payable	(18,302)
Accrued expenses	(2,324)
Note payable	(3,768)

Total Purchase Consideration	$12,360

The following table presents the consolidated results of operations of the Company for the nine months ended October 31, 2001 on an unaudited pro forma basis as if the acquisition of Articulent took place as the beginning of the year:

Total revenue	$134,075
Net loss	$(7,044)
Net loss per share	$(.24)

The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

(8)  NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangibles Assets,” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests methods is prohibited. SFAS No. 142 changes the accounting of goodwill from an amortization method to an impairment-only approach. Amortization for goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142.

The Company will adopt SFAS No. 142 on February 1, 2002. The Company is in the process of evaluating whether it will have any transitional impairment losses which would be required to be recognized as a cumulative effect of change in accounting principle. For the nine months ended October 31, 2001, the Company had goodwill amortization of $423,000, which under SFAS No. 141 it would not have after February 1, 2002.

In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Overview

     We are a leading provider of hardware and software products and related services in the rapidly growing storage networking and solutions market. We focus primarily on helping our clients design, develop, deploy and manage storage networks and solutions.

     The current global economic slowdown makes it difficult to predict the demand for our products as we cannot forecast the length, duration and impact of the slowdown. Slower growth throughout the economy has caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. However, we believe the need for storage networking solutions is significant and will continue to increase. The effects of the September 11, 2001 terrorist attacks in the United States have not had a material impact to date on our operating results or financial position.

     Due to the slowdown in customer spending for information technology infrastructure, we took cost reduction actions that reduced our quarterly expense run rate at the end of April 2001, including:

•	a 10 percent workforce reduction

•	a wage freeze for all employees

•	a 10 percent pay cut for executive management

•	a 5 percent pay cut for other employees; and

•	significant reductions in discretionary spending.

     The reduction in demand for our products and services also resulted in the following charges in the first quarter of 2001:

•	$2.0 million to write-down slow moving inventory

•	$325,000 for the write-off of our Filespeed product; and

•	$996,000 for restructuring, principally severance.

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

Acquisition of Articulent

     On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12.4 million in cash, plus the assumption of approximately $24 million of liabilities and the acquisition of approximately $19.3 million of tangible assets. The agreement includes a potential $10 million incentive payout based upon meeting certain revenue and earnings milestones over the twelve months following the acquisition. The acquisition further strengthens our storage services organization, which provides companies with the expertise to manage information enterprise-wide.

Discontinued Operations — Divestiture of Propelis Software, Inc.

     Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division developed and sold EAI software that automates the integration of computer software applications, and business workflow processes. The Company previously determined to divest Propelis Software Inc. and focus on its core storage networking and storage solutions businesses. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements,meaning that the division’s revenues, costs and expenses are not shown and its net income (loss) for all periods are included under the “Discontinued Operations” caption in our statement of operations.

     During the first quarter of 2001, we completed the sale of IntelliFrame, which was affiliated with Propelis Software, Inc, including the technology underlying the Propelis BPmTM product, to webMethods for $8.8 million in cash and 273,542 shares of webMethods stock. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

     In the first quarter of 2001, we accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

     On August 23, 2001 the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada LTD. for $6.0 million in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada LTD. stock at a price of $3.26 per share. The final sales price is subject to adjustment based on the closing balance sheet of Propelis. The transaction resulted in an after tax gain of $1.8 million in the third quarter of 2001.

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

     The segment operating information for the three and nine months ended October 31, 2001 and 2000 is for illustrative purposes only and has been adjusted to eliminate the effects of special items and other charges recognized during the first quarter of 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of our Filespeed product and a $1.0 million restructuring charge. It also eliminates the effects of a $287,000 accrual reversal for an abandoned facility in the third quarter of 2000.

Networking					Storage Solutions

Three months ended		Nine months ended			Three months ended		Nine months ended
October 31,		October 31,			October 31,		October 31,

2001	2000	2001	2000		2001	2000	2001	2000

				Revenue:
71.4%	74.8%	64.4%	74.5%	Product sales	76.6%	42.4%	69.2%	25.2%
28.6	25.2	35.6	25.5	Service fees	23.4	57.6	30.8	74.8

100.0	100.0	100.0	100.0	Total revenue	100.0	100.0	100.0	100.0

				Gross profit:
53.3	57.7	54.9	58.2	Product sales	16.9	49.1	20.1	57.3
51.7	45.1	47.1	44.9	Service fees	(16.6)	15.2	(27.0)	19.8

52.8	54.6	52.1	54.8	Total gross profit	9.0	29.6	7.4	32.0

				Operating expenses:
30.4	23.3	33.3	23.3	Sales and marketing	13.5	21.7	17.0	30.6
				Engineering and
14.5	12.5	18.1	14.0	development	2.2	0.0	1.1	0.0
				General and
5.3	4.8	7.0	5.2	administrative	1.4	0.0	2.1	0.0

				Total operating
50.2	40.6	58.4	42.5	expenses	17.1	21.7	20.2	30.6

				Income (loss)
2.6%	14.0%	(6.3)%	12.3%	from operations	(8.1)%	7.9%	(12.8)%	1.4%

Revenue

  Networking Solutions:

     Our networking solutions business generated revenues of $38.9 million and $94.1 million for the three and nine months ended October 31, 2001, respectively, decreases of 8% and 21%, respectively, from $42.2 million and $119.7 million for the three and nine months ended October 31, 2000. Storage networking product revenues for the three and nine months ended October 31, 2001 totaled $21.3 million and $45.1 million, respectively, down 8% and 24%, respectively, from $23.2 million and $59.3 million for the three and nine months ended October 31, 2000. Approximately $800,000 of storage networking product revenue for the three months ended October 31, 2001 resulted from the sale of our new UltraNet Edge product. Channel networking product revenues for the three and nine months ended October 31, 2001 totaled $6.5 million and $15.4 million, respectively, down 23% and 49%, respectively, from $8.4 million and $30.0 million for the three and nine months ended October 31, 2000. The decrease in revenue from sales of both storage and channel networking products resulted from the global slow down in capital spending for information technology equipment by our customers.

     Service revenues associated with our networking business for the three and nine months ended October 31, 2001 totaled $11.1 million and $33.5 million, respectively, increases of 4% and 10%, respectively, from $10.6 million and $30.5 million for the three and nine months ended October 31, 2000. The increases in both periods are due to the larger installed base of customers using our networking products.

  Storage Solutions:

     Our storage solutions business, consisting of our SAN services and the storage solutions and services business we acquired from Articulent in April of 2001, generated revenue for the three and nine months ended October 31, 2001 of $16.5 million and $32.3 million, respectively, increases of 311% and 242%, respectively, from $4.0 million and $9.4 million for the three and nine months ended October 31, 2000. Articulent accounted for a significant portion of the increase.

  General:

     Revenue generated from the sale of products and services outside the United States for the three and nine months ended October 31, 2001 totaled $12.0 million and $32.0 million, respectively, decreases of 26% and 19%, respectively, from the three and nine months ended October 31, 2000. The reduction was attributable to the global slow down in capital spending for information technology equipment by our customers.

     No single customer accounted for more than 10% of our revenue during the three and nine months ended October 31, 2001. Price discounting had a small impact on our product revenue during these periods.

     During the nine months ended October 31, 2001, approximately 27%, 8%, and 17% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

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

Gross Profit Margin

  Networking:

     Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of our Filespeed product in the first quarter of 2001, gross product margins from the sale of networking products for the three and nine months ended October 31, 2001 were 53% and 55%, respectively, down from 58% for both the three and nine months ended October 31, 2000. The decline in gross margin percentage was due to the continued movement in sales mix toward our UltraNet products which carry a lower margin than our older Channelink products, and higher levels of sales discounts.

     Gross service margins for our networking business improved in the three and nine months ended October 31, 2001 to 52% and 47%, respectively, from 45% for both the three and nine months ended October 31, 2000. The improvement was due to the steadily increasing base of customers contracting for services and the cost reduction actions that were taken in April 2001.

  Storage Solutions:

     Gross product margins for our storage solutions business for the three and nine months ended October 31, 2001 was 17% and 20%, respectively, compared to 49% and 57%, respectively, for the three and nine months ended October 31,2000. The decline in gross margin percentages was primarily due to the expansion in solution offerings resulting from the acquisition of Articulent in April 2001. Historically, the product solutions offered by Articulent have generated gross margins in the 15% to 25% range.

     Gross service margins for our storage solutions business for the three and nine months ended October 31, 2001 were a negative 17% and 27%, respectively, compared to a positive 15% and 20%, respectively, for the three and nine months ended October 31, 2000. The decline in gross margin percentage and negative gross margins in 2001 is due to the fixed cost structure of the services business and low levels of service revenue. The service costs for the solutions business, mainly people, tend to be fixed in nature. We expect to generate a gross profit in the future as business volumes pick up.

Operating Expenses

  Networking:

     Sales and marketing expense for the three and nine months ended October 31, 2001 totaled $11.8 million and $31.3 million, respectively, increases of 17% and 12%, respectively, from $9.8 million and $27.8 million for the three and nine months ended October 31, 2000. Since the beginning of 2001, we have increased our sales force by over 25% and have added additional sales management to increase revenue and grow our business.

     Engineering and development expense for the three and nine months ended October 31, 2001 totaled $5.7 million and $17.1 million, respectively, increases of 7% and 2%, respectively, from $5.3 million and $16.7 million for the three and nine months ended October 31, 2000. The increases were primarily due to continued development of our UltraNet® family of products, particularly the UltraNet Edge product, which generated $800,000 of revenue in the three months ended October 31, 2001.

  Storage Solutions:

     Sales, marketing, engineering and development expense for the three and nine months ended October 31, 2001 totaled $2.6 million and $5.9 million, respectively, increases of 198% and 102%, respectively, from $869,000 and $2.9 million for the three and nine months ended October 31, 2000. The increase in both periods was primarily due to the incremental costs associated with the acquisition of Articulent in April 2001.

  General and administrative:

     General and administrative expenses for the three and nine months ended October 31, 2001 totaled $2.3 million and $7.3 million, respectively, up 13% and 14%, respectively, from $2.0 and $6.3 million for the three and nine months ended October 31, 2000. The increase in expense for the three and nine months ended October 31, 2001 when compared to the same periods of 2000 was primarily due to the acquisition of Articulent, including charges for goodwill amortization for the three and nine months ended October 31, 2001 of $157,000 and $423,000, respectively.

  Other:

     Excluding the $10.3 million loss from the sale and write-down of webMethods stock in the first quarter of 2001, other income for the three and nine months ended October 31, 2001 totaled $1.2 million and $4.4 million, respectively, up from $731,000 and $952,000 for the three and nine months ended October 31, 2001, respectively. We raised $110 million from a common stock offering in October 2000, resulting in higher balances of cash and marketable securities available for investment and more interest income for the three and nine months ended October 31, 2001. Pending further use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds are invested in investment grade, interest-bearing securities.

     We recorded a provision for income taxes for the nine months ended October 31, 2001 at an effective income tax rate of 31%, compared to 33% for the nine months ended October 31, 2000. The $10.3 million loss on the sale and write-down of the webMethods stock in the first quarter of 2001 was taxed at an effective tax rate of 30%. Excluding this item, our effective tax rate for the nine months ended October 31, 2001 would have been 33%. Our effective tax rate for the three months ended October 31, 2001 and 2000 was 33%. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at October 31, 2001 totaled $117.1 million, a decrease of $33.3 million since January 31, 2001. The decrease in cash and cash equivalents is primarily due to the acquisition of Articulent, payments to reduce Articulent’s outstanding liabilities at the time of acquisition and higher levels of inventory at October 31, 2001.

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

     At October 31, 2001, our marketable securities included a $100,000 investment in a Standard and Poors 500 stock price index fund and a $105,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of October 31, 2001, we had open forward exchange contracts totaling 1.3 million British pounds sterling that settle at various times through February of 2002.

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

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) technological change affecting our products; (vi) our ability to integrate Articulent Inc. with our existing businesses, and, (vii) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2001. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward looking statements speak as of the date hereof. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: December 13, 2001	By:	/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer (Principal financial officer)

	By:	/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

Item	Description

3A.	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3B.	By-laws of the Company (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares and First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 Form S-3 Registration Statement No. 333-80841.)
11.	Statement Re: Computation of Net Income (loss) per Basic and Diluted Share Electronically Filed