Form 10-Q/A
period 2001-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2002-02-08
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

See accompanying Notes to Consolidated Financial Statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	October 31,	January 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$33,923	$39,444
Marketable securities	83,225	111,033
Receivables, net	45,507	43,613
Inventories	38,588	22,447
Net current assets of discontinued operations	—	5,430
Deferred tax asset	11,845	11,415
Other current assets	1,901	2,226

Total current assets	214,989	235,608

Property and equipment, net	23,296	25,215
Field support spares, net	4,608	4,446
Deferred tax asset	3,794	—
Goodwill and other intangibles, net	14,159	1,200
Other assets	1,430	2,154

	$262,276	$268,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,981	$20,293
Accrued liabilities	20,764	15,780
Deferred revenue	12,132	15,489
Current installments of obligations under capital lease	1,405	1,421

Total current liabilities	51,282	52,983

Deferred tax liability	586	586
Obligations under capital lease, less current installments	800	1,952

Total liabilities	52,668	55,521

Shareholders’ equity:
Undesignated preferred stock, authorized 960 shares; none issued and outstanding	—	—
Series A Junior participating preferred stock, authorized 40 shares; none issued & outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 29,922 at October 31, 2001 and 29,656 at January 31, 2001	299	297
Additional paid-in capital	197,614	195,910
Unearned compensation	(1,369)	(1,304)
Retained earnings	14,187	19,165
Accumulated other comprehensive income-
Foreign currency translation	(1,123)	(966)

Total shareholders’ equity	209,608	213,102

	$262,276	$268,623

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

(4)  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	October 31,	January 31,
	2001	2001

Components and subassemblies	$27,769	$15,218
Work in process	3,907	2,813
Finished goods	6,912	4,416

	$38,588	$22,447

(5)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Nine months ended October 31,

	2001	2000

Net income (loss)	$(4,978)	$7,588
Foreign currency translation adjustment, net of tax effect of $0	(157)	(825)

Total comprehensive income (loss)	$(5,135)	$6,763

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

	Three months ended October 31,		Nine months ended October 31,

	2001	2000	2001	2000

Revenue:
Networking Solutions	$38,884	$42,188	$94,064	$119,697
Storage Solutions	16,478	4,010	32,294	9,449

	$55,362	$46,198	$126,358	$129,146

Operating Profit (Loss):
Networking Solutions	$1,009	$5,912	$(5,921)	$14,687
Storage Solutions	(1,335)	317	(4,159)	130
Special charges	—	287	(3,321)	287

	$(326)	$6,516	$(13,401)	$15,104

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

Networking					Storage Solutions

Three months ended		Nine months ended			Three months ended		Nine months ended
October 31,		October 31,			October 31,		October 31,

2001	2000	2001	2000		2001	2000	2001	2000

				Revenue:
71.4%	74.8%	64.4%	74.5%	Product sales	76.6%	42.4%	73.0%	32.5%
28.6	25.2	35.6	25.5	Service fees	23.4	57.6	27.0	67.5

100.0	100.0	100.0	100.0	Total revenue	100.0	100.0	100.0	100.0

				Gross profit:
53.3	57.7	54.9	58.2	Product sales	16.9	49.1	20.1	57.3
51.7	45.1	47.1	44.9	Service fees	(16.6)	15.2	(27.0)	19.8

52.8	54.6	52.1	54.8	Total gross profit	9.0	29.6	7.4	32.0

				Operating expenses:
30.4	23.3	33.3	23.3	Sales and marketing	13.5	21.7	17.0	30.6
				Engineering and
14.5	12.5	18.1	14.0	development	2.2	0.0	1.1	0.0
				General and
5.3	4.8	7.0	5.2	administrative	1.4	0.0	2.1	0.0

				Total operating
50.2	40.6	58.4	42.5	expenses	17.1	21.7	20.2	30.6

				Income (loss)
2.6%	14.0%	(6.3)%	12.3%	from operations	(8.1)%	7.9%	(12.8)%	1.4%

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

  General:

     Revenue generated from the sale of products and services outside the United States for the three and nine months ended October 31, 2001 totaled $12.0 million and $32.0 million, respectively, decreases of 23% and 14%, respectively, from the three and nine months ended October 31, 2000. The reduction was attributable to the global slow down in capital spending for information technology equipment by our customers.

     No single customer accounted for more than 10% of our revenue during the three and nine months ended October 31, 2001. Price discounting had a small impact on our product revenue during these periods.

     During the nine months ended October 31, 2001, approximately 26%, 6%, and 17% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

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

Operating Expenses

  Networking:

     Sales and marketing expense for the three and nine months ended October 31, 2001 totaled $11.8 million and $31.3 million, respectively, increases of 20% and 12%, respectively, from $9.8 million and $27.8 million for the three and nine months ended October 31, 2000. Since the beginning of 2001, we have increased our sales force by over 25% and have added additional sales management to increase revenue and grow our business.

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

Accounting Policies

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements.

The Company's critical accounting policies include the following:

Revenue Recognition
Revenue from product sales with standard configurations and product sales with other than standard configurations which have demonstrated to perform in accordance with its customer’s specifications prior to shipment are recognized upon shipment provided that (a) evidence of an arrangement exists (b) delivery has occurred (c) the price to the customer is fixed and determinable and (d) collectibility is assured. All other product sales are recognized when customer acceptance is received or the passage of the customer acceptance period. The Company accrues for warranty costs and sales returns at the time of shipment based on its experience. In transactions that include multiple products and/or services, the Company allocates the sales value among cash of the deliverables based on their relative fair values.

Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period or as the services are rendered. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

Valuation of Accounts Receivable
Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company’s history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

Valuation of Inventory
Management reviews obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination management considers the Company’s history of write-offs, future sales of related products, and quantity of inventory at the balance sheet date assessed against each parts past usage rates and future expected usage rates.

Valuation Deferred Taxes
Management assesses the Company’s taxable earnings history and prospective future taxable income in order to determine whether it will be more likely than not that its net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

Forward Looking Statements

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

•	anticipated receipt of orders and their impact on quarterly sales;

•	business strategy;

•	expectations regarding future revenue levels, gross margins, expenses, operating margins and earnings per share;

•	timing of and plans for the introduction or phase-out of products or services;

•	enhancements of existing products or services;

•	plans for hiring or reducing personnel;

•	entering into strategic partnerships;

•	ability to integrate Articulent, Inc. with our existing business;

•	other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

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