Form 10-K
period 2002-01-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2002-04-26
CIK 701319

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 1, 2002 was approximately $425,701,000 based on a closing price of $14.15 per share as reported by the Nasdaq National Market on such date.

     As of April 1, 2002 Registrant had 30,439,243 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Computer Network Technology Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Overview
Selected Recent Developments
Storage Networking Overview
Our Storage Networking Solutions
Our Storage Networking Strategy
Storage Networking Products
Storage Networking Services
Strategic Storage Networking Relationships
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
PART IV
Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Purchase Agreement as of 4/3/01
Registration Rights Agreement
Indenture, dated as of 2/20/02
Amended 1992 Stock Award Plan
Amend & Restd 1999 Non-Qualified Stock Award Plan
2002 Annual Bonus Plan
1997 Restricted Stock Plan
Amended & Restated 1992 Employee Stock Purchase Pl
2002 Stock Award Plan
Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Independent Auditor's Consent
Cautionary Statements

PART I

Item 1.	Business	1
	Overview	1
	Selected Recent Developments	3
	Storage Networking Overview	3
	Our Storage Networking Solutions	4
	Our Storage Networking Strategy	5
	Our Storage Networking Products	6
	Our Storage Networking Services	7
	Strategic Storage Networking Relationships	8
	Sales and Marketing	8
	Customers	8
	Research and Development	8
	Manufacturing and Suppliers	9
	Competition	9
	Intellectual Property Rights	10
	Employees	11
	Discontinued Operations — Propelis Software, Inc.	11
	Special Note Regarding Forward Looking Statements	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to Vote of Security Holders	12
Item 4A.	Executive Officers of the Company	12
PART II
Item 5.	Market for the Registrant’s Securities and Related Shareholder Matters	14
Item 6.	Selected Consolidated Financial Information	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 8.	Consolidated Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure	52
PART III
Item 10.	Directors and Executive Officers	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management	53
Item 13.	Certain Relationships and Related Transactions	53
PART IV
Item 14.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K	54
SIGNATURES		59

ii

PART I

Item 1. Business

BUSINESS

Overview

      We are a leading provider of end-to-end storage solutions, including hardware and software products, related consulting and integration services, and managed services in the growing storage networking market. We focus primarily on helping our customers design, develop, deploy and manage storage networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of solutions for critical storage networking applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes. We also supply storage systems, Fibre Channel switches, telecommunications capacity and storage application software. Our revenues were $187.0 million, $176.1 million and $126.0 million for the years ended January 31, 2002 and 2001 and December 31, 1999, respectively.

      Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market our storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, Compaq, Dynegy Connect, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek and Veritas.

      We were the first to develop, and remain a leading provider of, the following storage networking solutions:

•	Storage networking over WANs. Our solutions for storage networking over wide area networks, or WANs, enable businesses to manage and protect data across remote locations, in real time if necessary, through applications such as remote data replication and remote tape vaulting. WANs are networks dispersed over long distances that communicate by traditional copper or fiber optic third-party telecommunication lines.

•	Fibre Channel-based storage networking over WANs. In October 1999, we introduced our first Fibre Channel-based storage networking over WAN product. Fibre Channel is a recently developed technology that dramatically improves the speed of data input and output, or I/O, between existing storage devices and the ability to connect additional devices to storage networks. We believe our Fibre Channel-based storage networking over WAN products offer significant growth prospects. These products uniquely address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel standard. We believe Fibre Channel technology combined with our products and services will enable businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks.

•	Storage networks over IP-based networks. In February 2000, we introduced the first products to allow storage networking applications, such as remote data replication, to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. In May 2001, we announced the first implementation of data mirroring that combined Fibre Channel over IP. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks. SCSI and ESCON are older, widely used standards for communicating between computers. These products uniquely enable businesses that use virtual private IP-based networks, or VPNs, to build storage networking over WAN applications.

      Following these technological firsts, we expanded our solutions offering with the acquisition of Articulent Inc., a storage solutions provider in the Northeast United States. Our expanded solutions offering includes consulting, integration, monitoring and management services that allow our customers to rapidly design, implement and manage complex storage environments. As a result, we are able to capture more of our customers’ spending dollars on storage solutions.

      Our storage networking solutions operate across most business computing environments, including open systems and mainframes. Open systems are server-based systems that are easy to scale, or expand, and that use hardware and software standards not proprietary to any vendor. Mainframes are computer systems with high processing power that have historically been used by large businesses for storing and processing large amounts of data. Compared to available alternatives, we believe our storage networking products offer greater ability to connect various applications and heterogeneous environments using different interfaces, protocols and standards, and to connect and link devices in storage networks transparently, meaning with little or no alteration of other vendors’ hardware or software products.

      We believe our solutions that enable storage networking applications over IP-based networks will benefit existing customers and attract new customers, including mid-sized businesses. These solutions extend the “bandwidth on demand” advantages of IP-based networks to storage applications and allow customers to access telecommunications capacity only as needed through a VPN connection, as opposed to leasing expensive dedicated lines. By deploying storage networks over IP-based networks, companies can leverage their existing bandwidth, and can rely on their existing IP network knowledge. We believe that these cost savings, along with the generally expected decreasing costs of telecommunications capacity, will create high-growth opportunities for us in remote data replication, remote tape vaulting and other storage networking applications we enable.

      We currently operate through two divisions, the Networking Solutions Division and the Storage Solutions Division. We market our storage networking product solutions through our Networking Solutions Division. Our storage networking products consist primarily of our UltraNet® family of products, that connect storage devices. Our Networking Solutions Division also markets our established channel networking products, which enable mainframe computers to transmit data over unlimited distances and provides our support services. Our Storage Solutions Division, which includes the business we acquired from Articulent in April 2001, helps our customers design, deploy and manage enterprise storage solutions by supplying products and expertise for implementing storage applications. The Storage Solutions Division includes consulting and integration services for disaster recovery, business continuance, storage infrastructure and network performance. We also offer integration services for data replication, enterprise back-up and restore, SAN implementation and network performance monitoring.

Our Market Opportunities

      We believe several forces will continue to drive the demand for our storage networking products and services:

•	The volume of enterprise data is increasing significantly due to the proliferation of Web-based content, digital media, e-mail, supply chain management, customer relations management and other data-driven business applications. As a result, the demand for storage capacity continues to grow.

•	Actual and expected declines in telecommunications costs and the introduction of cost-effective technologies such as Fibre Channel switching and fiber optic transmission capabilities will make remote data replication and remote tape backup applications more financially attractive for our customers. We also believe the total cost of ownership for storage may be increasing, due to labor, management and other costs required to implement shared storage across the enterprise. The decrease in telecommunications costs, coupled with an overall increase in the cost of ownership, contributes to a trend of consolidating and connecting storage across many servers and many locations, which drives demand for our products and services.

•	Storage networking applications over IP-based networks will further expand the type and amount of data our customers will backup and replicate to remote locations. This will also make these applications more affordable for customers with fewer storage requirements.

•	The increased complexities of storage applications, such as interoperability, storage effectiveness, and business efficiency issues, results in customers requiring storage integration and implementation expertise. We believe our services permit customers to effectively solve these issues, driving demand for our products and services and increasing our revenues.

•	Customers require that their business critical applications have effective disaster recovery solutions. The events of September 11, 2001 demonstrate the need for and functionality of our products and services. Our customers had 40 systems located in lower Manhattan that were significantly impacted. In response, our products instantaneously began routing data to remote facilities on behalf of customers located in and around the World Trade Center. We believe all products worked as designed, without material loss of data by any customer.

      As a result of the foregoing and other factors, International Data Corporation, or IDC, estimates that the worldwide revenue for network-attached disk storage systems will grow from $25.5 billion in 2001 to $27.8 billion in 2004, a compound annual growth rate of 3.1%. Another indication of demand for our storage networking solutions is the growth of the Fibre Channel market. IDC estimates the revenue for Fibre Channel hubs and switches will grow from $2.0 billion in 2001 to $5.6 billion in 2004, which reflects a compound annual growth rate of 41.7%. IDC estimates the demand for storage consulting and support services will grow from $20.6 billion in 2001 to $23.8 billion in 2004, a compound annual growth rate of 5.0%. IDC estimates that the worldwide revenue for storage management services will grow from $3.6 billion in 2001 to $4.6 billion in 2005, a compound annual growth rate of 6.6%. It is notable however, that we are in the midst of a current economic slowdown affecting most technology sectors and communications in particular. During 2001, IDC estimates worldwide industry sales of disk storage systems declined 18.2% from $31.2 billion in 2000 to $25.5 billion in 2001. We are uncertain of the depth and duration of this slowdown. However, we believe the need for storage networking solutions is significant and will continue to increase over the long term.

Selected Recent Developments

      In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice.

Storage Networking Overview

Storage Networking Industry Background

  Growth in Enterprise Data

      The volume of enterprise data is increasing due to the proliferation of Web-based content, digital media, e-mail, supply chain management, customer relations management and other data-driven business applications.

  Limitations of Traditional Storage Products

      The growth of the size and amount of data stored has presented organizations with significant data management challenges and increased storage related costs. As the volume of data stored, and the number of users that require access to the data continue to increase, storage systems and servers are burdened by an increased number of input/output, or I/ O, transactions they must perform. However, traditional storage architecture has inherent speed, distance, capacity and performance constraints. For example, depending on the standards and protocols used, the following constraints may exist:

•	bandwidth, or the data transmission rate, is generally fixed at 15, 40 or 80 megabytes per second;

•	distance between devices is limited to 12 to 150 meters;

•	connectivity is limited to 15 storage devices;

•	lack of data management capability in SCSI devices places the burden for management tasks on servers, thereby degrading network performance;

•	if the server to which the data storage device is connected fails, the data cannot be accessed; and

•	local area network, or LAN performance can be significantly degraded while the LAN is being used for storage backup applications.

  Advent of Storage Networking Services

      Storage networking is necessary for the effective use of large data-intensive applications such as enterprise resource planning, customer relationship management, and digital media. Our current and potential customers have a growing need to access and protect the business critical data created by these types of applications. As a result, we expect increased demand for the purchase and installation of storage networks which will drive demand for our products and demand for our consulting, integration, and managed services for end-to-end storage solutions. As a result of the installation of these solutions, we expect there will also be increased demand for support services.

      Complexity and interoperability issues associated with storage networks, coupled with budgetary constraints, cause customers to struggle with the effective implementation of storage networking environments. We believe this will cause many potential customers to look outside their organization for help. Thorough knowledge across a wide variety of proprietary technologies and standards, combining storage expertise and networking knowledge, is not easily found in the marketplace. We anticipate companies such as ours, with comprehensive expertise and skill sets in disaster recovery, business continuity, storage resource management, database, tuning, troubleshooting, switches, networking and storage arrays, will be able to fill in the void for these customers with consulting and integration services. We believe customers may also look to contract out the management of these storage networks as a result of outsourcing the design and implementation of these solutions.

Our Storage Networking Solutions

      Our storage networking solutions, consist of products and services that address the limitations of traditional storage architecture in the following ways:

•	Storage networks over unlimited distance — Our products and services enable organizations to create secure storage networks without any distance limitations. This allows the creation of storage networking over WAN environments in such critical applications as remote data replication, enterprise backup and recovery and remote tape vaulting.

•	Any-to-any connectivity — Our products are protocol independent — they can connect devices that use Fibre Channel, SCSI, ESCON, and bus and tag protocols. These devices can be connected and extended over telecommunications links including T1/ E1, T3/ E3 and ATM, or WAN protocols like IP, Fibre Channel and fiber optics. We believe our products connect with substantially all storage vendors.

•	Infrastructure options — Our products enable the use of IP, ATM, Fibre Channel and fiber optics for expanded use of a storage network infrastructure. This supports the growing amounts of storage created by applications like e-mail and increases due to user demands to access applications in a continuous mode.

•	IP-based networking solutions — We enable remote data replication over IP-based networks using software provided by EMC, Compaq and Hewlett-Packard. Our solutions allow our customers to capitalize on inexpensive “bandwidth on demand” capabilities of IP-based networks and use existing IP capacity, especially at low traffic times of the day, and rely on existing IP network knowledge. We anticipate expanding storage networking application support with products from other vendors.

•	Consulting and integration services — Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We strengthened our consulting, integration and managed services capacity with the acquisition of Articulent. We believe these value-added services assist customers in designing, integrating, implementing, and managing storage networks more effectively than they could on their own. Our integration services help customers deal with the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

•	Managed services — We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. Our network management service helps our customers monitor their UltraNet® products and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. This is a turnkey service including personnel, equipment, software and support. We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products.

      Our storage networking solutions are used for immediate, or real-time, backup and recovery, and support a technology known as remote data replication. Data replication avoids the serious threat to businesses posed by the loss of data between data system backups by simultaneously creating up-to-the-minute images of business-critical data on multiple backup storage disks. Our remote data replication technology permits the backups to be transmitted to a separate geographic location, thereby reducing the risk of natural and site-wide disasters. This technique also permits rapid recovery of data when needed, as it is not necessary to reload tapes.

      We also enhance continuous business operations. Traditional LAN-based storage management requires manual handling and transportation of storage to an off-site location. While this ensures a physically-separated copy of valuable corporate data, it requires additional time and expense for handling and transportation. In addition, finding the right tape in a timely manner can be difficult. By bridging the storage network over the WAN, backups can be instantly made to remote locations on disk media, including by data replication, or on tape, known as electronic tape vaulting. This allows for more secure archiving and timely retrieval of the correct business critical data.

Our Storage Networking Strategy

      We intend to build upon our position as a leading provider of storage networking solutions. Key elements of this strategy are as follows:

     Extend Storage Networking Technology Leadership

      We intend to extend our storage networking technology leadership by continuing to broaden our product and service offerings and by expanding our storage networking solutions into new markets. An example of this strategy is our recent introduction of our IP over Fibre Channel and IP over ATM WANs. Currently, our IP-based network solutions enable remote data replication, in conjunction with software products from Compaq, EMC, and Hewlett-Packard and remote tape vaulting over IP-based networks. We are currently developing solutions that will operate in conjunction with storage network applications of other storage networking vendors. In addition our network management service will enable us to use our expertise to assist our customers in keeping the data stored in their storage networks performing efficiently and continuously. We intend to build market share by continuing to focus on areas which make storage networks more useful and accessible, such as WAN applications, any-to-any connectivity, IP-based network and network performance solutions. To achieve leadership, we intend to capitalize on the remote data replication, enterprise backup and recovery, remote tape vaulting and network management capabilities of our products.

     Expand Our Consulting and Integration Services

      Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We strengthened our consulting, integration and managed services capacity with the acquisition of Articulent. We believe these value-added services assist customers in designing, integrating, implementing, and managing storage networks more effectively than they could on their own. Our integration services eliminate the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

     Grow Managed Services

      We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products. An example of this is the recent introduction of our network management service that helps our customers monitor their UltraNet® products and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues. We plan to add management of additional storage resources to the services for problem resolution on the complete storage network.

     Further Strengthen Relationships with Storage Networking Industry Leaders

      We have established relationships with leaders in the storage networking market, including storage vendors, telecommunications providers, storage management software providers and Fibre Channel switch manufacturers. The parties with whom we have strategic relationships include companies such as Brocade, Compaq, Dynegy Connect, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek and Veritas. We intend to strengthen our existing relationships and develop new relationships that enable us to offer complementary products and services. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle.

Storage Networking Products

      Our storage networking products include the UltraNet® family of storage products, and our channel networking product known as Channelink®.

      UltraNet® Storage Director is a high performance switching product that operates at the center of the storage network. It enables storage networks to establish a direct connection between storage elements and servers and share data among diverse servers and storage systems, and networks that are local and geographically dispersed. The switch provides connectivity among SCSI, ESCON, bus and tag, Fibre Channel and WANs.

      UltraNet® Edge Storage Router complements the UltraNet® Storage Director by meeting the needs of a broader market. It provides a new price and performance entry point for our core solutions which do not require high port-density and mixed platform support offered by the UltraNet® Storage Director. The UltraNet® Edge Storage Router is designed to reduce the total cost of ownership of enterprise-wide storage networking solutions by leveraging the lower-cost bandwidth offered by IP networks and the performance improvements provided by Fibre Channel.

      Channelink® offers connectivity over unlimited distances for mainframes. Applications include remote printing and imaging and data center load balancing, which permits the operation of two or more data centers from one site.

      Third party manufactured storage networking products supplied by us, that are designed and manufactured by others, include the following:

•	storage systems;

•	Fibre Channel switches;

•	telecommunications capacity;

•	fiber optical multiplexers;

•	software; and

•	servers.

Storage Networking Services

      Our storage networking services help our clients design, deploy, monitor and manage end-to-end storage solutions. We believe these solutions allow our customers to better manage risk and reduce the cost of storage solutions in the enterprise. The acquisition of Articulent strengthened our service offerings and provided us access to Articulent’s family of integrated storage services, including consulting, integration and managed services.

Consulting Services

      Our consulting services analyze a company’s storage needs, determine a storage networking solution to meet those needs, and assist in the development of a business case to justify the storage networking solution. With our consulting, we assist our customers in making their existing networks more flexible and easier to manage. Our consulting expertise is focused on business continuation, disaster recovery, storage infrastructure and network performance to assist information technology managers and corporate executives responsible for planning and funding resources in making sound data management and storage decisions.

Integration Services

      Our integration services help companies implement storage networking solutions. These services include project planning, analyzing, designing and documenting a detailed network, installing storage components, integrating storage components, and testing the functionality of the implemented storage solution. Our storage networking products are at the core of our storage architecture implementations, and our long-standing relationships with well-known and successful storage equipment and software manufacturers place us at the forefront of storage management solutions. Our integration services focus on data replication, enterprise back-up and restore, SAN implementation and network management.

Managed Services

      Our managed services include a network management service. We monitor our customers’ UltraNet® products and telecommunications networks 24x7x365. We believe this service allows our customers to optimize network performance, decreases the chance of downtime and reduces recovery time after failures. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers.

Support Services

      We offer standard maintenance contracts for our proprietary storage networking products. The contracts generally have a one-year term and provide for advance payment. Our products generally include a one-year limited warranty, and customers generally do not purchase maintenance contracts until the expiration of the warranty period. Customers are offered a variety of contracts to choose from to suit their particular needs. For instance, current options allow a customer to choose support 7 days a week, 24 hours per day, or 5 days per week, 11 hours a day. Other options offer the customer the choice to select air shipment or replacement parts, with the part being installed by the customer’s staff, or on site support with spare parts and service being provided by a local parts distributor.

Strategic Storage Networking Relationships

      Offering customers effective storage networking solutions requires integrating diverse components, including disk and tape storage devices, storage management software, network management products and Fibre Channel products. Our storage networking relationships include those with key storage vendors, storage management software providers and manufacturers of Fibre Channel and optical networking products. We market our storage networking products directly and through worldwide distributors. We have strategic marketing and supplier relationships with leading storage, telecommunications and fibre switching companies, including Brocade, Compaq, Dynegy Connect, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, Pandatel, StorageTek and Veritas. These relationships allow us to provide complete end-to-end storage solutions for our customers. Approximately 20% of our revenues during fiscal year ended January 31, 2002 were represented by products that we supplied on behalf of the parties with whom we have strategic relationships.

Sales and Marketing

      We market storage networking products and services in the United States through a direct sales force. We have established representative offices in Canada, the United Kingdom, France, Germany, Australia, Japan, and the Netherlands. We also market these products and services in the United States and throughout the world through systems integrators and independent distributors.

      We maintain our own marketing staff and direct sales force. On January 31, 2002, we had approximately 259 persons in our marketing and sales organization.

Customers

      Our customers include:

Financial Services	Telecommunications	Information Outsourcing	Other
American Express	AT&T	Computer Sciences Corporation	Best Buy
Bank of America	British Telecommunications	Electronic Data Systems	Wal-Mart
Barclays	Sprint	IBM Global Services	EchoStar
JP Morgan	WorldCom		Boeing
Chase	France Telecom		Lockheed Martin
CitiGroup	Verizon		Mattel
Merrill Lynch			Target
Rabobank International			Merck
Fannie Mae
Fidelity
AXA
Nasdaq

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

      Research and development expenses were 13% of total revenue for the years ended January 31, 2002 and 2001 and 15% of total revenue for the year ended December 31, 1999. We intend to continue to apply a significant portion of resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.

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

      We manufacture our UltraNet® and Channelink® products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.

      At January 31, 2002, we held $4.0 million of net inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for $85.5 million in revenue during the year ended January 31, 2002. We expect that this inventory will be used in the ordinary course of our business over the next five years. Relevant parts will have to be redesigned after the inventory is used.

      We believe that we currently have adequate supply channels. Components and subassemblies used in our products and systems are generally available from a number of different suppliers. However, certain components in our other products are purchased from a limited number of sources. We do not anticipate any difficulty in obtaining an adequate supply of such products and required components. An interruption in our existing supplier relationships or delays by some suppliers, however, could result in production delays and harm our results of operations.

Competition

      Our products are sold in markets where other market participants have significantly greater revenues and internationally known brand names. Many of those market participants do not currently sell products similar to ours. However, such market participants may do so in the future, and new products we develop may compete with products sold by well-known market participants. Our competitors in channel networking and storage networking include storage system vendors and others including Crossroads, Gadzoox Networks, Inrange, McDATA, Nishan Systems, QLogic, SAN Valley, SANcastle, StorageTek and Vixel. In addition, Cisco acquired NuSpeed, a developer of an IP-based network product with functionality similar to our product offerings. Our Storage Solutions Division has numerous competitors, including consulting and integration services offered by storage vendors.

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

      The competitive environments of markets in which our storage networking solutions are sold are continuing to develop rapidly. We are not in a position to prepare long range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, our customers and business relationships may develop and introduce competing products. We anticipate the markets will be highly competitive.

      The declining sales of channel networking products present unique competitive pressures. We anticipate pricing pressures may increase in these markets. Consolidation of competing vendors of these products could also have negative consequences.

      The principal competitive factors affecting our products include customer service, flexibility, price, performance, reliability, ease of use and functionality. In many situations, the potential customer has an installed base of a competitor’s products, which can be difficult to dislodge. IBM, Microsoft and others can significantly influence customers and control technology in our markets. However, we believe our direct sales force, storage networking expert consultants and support services personnel offer us a substantial advantage over new competitors, because these newer competitors do not have the knowledge of storage networking design and support and any-to-any connectivity necessary to sell competing products and services.

Intellectual Property Rights

      We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure agreements and technical measures to establish and protect our intellectual property rights. That protection may not preclude competitors from developing products with features similar to our products.

      We currently own three patents and have nine patent applications filed or in the process of being filed in the United States with respect to our continuing operations. Our pending patent applications, however, may not be issued. We have not applied for patent protection in any foreign countries. Not all of our unique products and technology are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.

      We rely upon a patent license agreement to manufacture our Channelink® and UltraNet® products that use ESCON. This license expires on December 31, 2004.

      We have from time to time received, and may in the future receive, communications from third parties asserting that our products infringe on their patents. We believe that we possess or license all required proprietary rights to the technology included in our products and that our products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of others. However, there can be no assurance that others will not claim a proprietary interest in all or a part of the technology we use or assert claims of infringement. Any such claim, regardless of its merits, could involve us in costly litigation and materially harm our business.

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

Employees

      As of January 31, 2002, we had 792 full-time employees for both divisions. On that date, 160 full-time employees provided services to both divisions and are members of our administrative and manufacturing departments. On that date, our Networking Solutions Division had 498 employees and our Storage Solutions Division had 134 employees, which are in addition to those who provide services to both divisions. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.

Discontinued Operations

      Our discontinued operations, which we have historically referred to as our Enterprise Integration Solutions Division, developed and sold our enterprise application integration, or EAI, software that automated the integration of computer software applications and business workflow processes, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. We changed the name of our Enterprise Integration Solutions Division to Propelis Software, Inc. During 2001, we sold substantially all of the assets of our discontinued operations in a series of transactions. These transactions included the sale of our IntelliFrame subsidiary to webMethods, and the sale of other assets of Propelis subsidiary to Jacada Ltd. All outstanding options to purchase stock of Propelis Software, Inc. have been cancelled or have lapsed. The transactions allow us to focus all of our resources on our storage networking products and services.

Special Note Regarding Forward-Looking Statements

      This Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Form 10-K, including the statements under “Business” and elsewhere in this Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used herein, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements due to a variety of factors, including those described in Exhibit 99 to this Form 10-K and from time to time in our filings with the U.S. Securities and Exchange Commission. All forward-looking statements speak only as of the date of this Form 10-K. Neither we nor any of the initial purchasers undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Item 3. Legal Proceedings

      From time-to-time we are a party to various legal actions and receive threats of litigation. At this time, management does not believe any such litigation or threats will have a material impact on our financial position.

Item 4. Submission of Matters to a vote of Security Holders

      None.

Item 4A. Executive Officers of the Company

      Our executive officers are as follows:

Name	Position Served	Age

Thomas G. Hudson	Chairman of the Board, President and Chief Executive Officer	56
Gregory T. Barnum	Chief Financial Officer, Vice President of Finance and Corporate Secretary	47
Jeffrey A. Bertelsen	Corporate Controller and Treasurer	39
William C. Collette	Chief Technology Officer and Vice President of Advanced Technology	58
Nick V. Ganio	Group Vice President of Worldwide Sales, Marketing and Services	42
Mark R. Knittel	Group Vice President of Worldwide Product Operations	47

      Thomas G. Hudson has served as President and Chief Executive Officer since June 1996, as a director since August 1996 and Chairman of the Board since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990. Mr. Hudson also serves on the board of directors of Ciprico, Inc. and Lawson Software, Inc.

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

      Mark R. Knittel was appointed Group Vice President of Worldwide Product Operations in October 1999. From May 1997 to October 1999, Mr. Knittel served as our Vice President of Marketing and also as our Vice President of Architecture and Business Development from March 1997 to May 1997. From July 1977 to March 1997, Mr. Knittel was employed with IBM where he held several executive development positions for both hardware and software networking products, as well as multiple strategy positions. Most recently, Mr. Knittel held the position of Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

PART II

Item 5. Market for the Registrant’s Securities and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the Nasdaq National Market under the symbol “CMNT.” The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended December 31, 1999
First Quarter	$17.56	$9.75
Second Quarter	30.63	13.00
Third Quarter	23.25	9.19
Fourth Quarter	27.63	7.38
Fiscal Year Ended January 31, 2001
First Quarter	$27.00	$11.50
Second Quarter	19.88	11.56
Third Quarter	35.25	15.25
Fourth Quarter	40.00	18.69
Fiscal Year Ended January 31, 2002
First Quarter	$29.88	$8.44
Second Quarter	12.59	7.80
Third Quarter	15.73	8.05
Fourth Quarter	24.90	14.10

      As of April 1, 2002, there were approximately 1,000 shareholders of record. The Company estimates that approximately an additional 10,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

DIVIDEND POLICY

      We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

Item 6. Selected Consolidated Financial Information

	Years Ended January 31,				Years Ended December 31,

	2002		2001		1999(1)		1998		1997

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$129,276		$125,432		$89,248		$74,969		$56,127
Service fees	57,747		50,674		36,741		28,052		24,068

Total revenue	187,023		176,106		125,989		103,021		80,195

Cost of revenue	111,257		83,181		56,795		45,616		36,002
Cost of revenue — special charges	2,325	(2)	—		1,414	(4)	—		—

Total cost of revenue	113,582		83,181		58,209		45,616		36,002

Gross profit	73,441		92,925		67,780		57,405		44,193

Operating expenses:
Sales and marketing	52,156		41,019		34,626		32,255		27,504
Engineering and development	23,452		22,572		18,456		14,236		12,384
General and administrative	9,311		8,697		6,922		6,252		4,944
Special charges	996	(2)	(287	)(3)	1,331	(4)	—		—

Total operating expenses	85,915		72,001		61,335		52,743		44,832

Income (loss) from operations	(12,474)		20,924		6,445		4,662		(639)

Loss on sale and write down of webMethods stock	(10,283	)(2)	—		—		—		—
Other income, net	5,537		3,152		110		427		1,400

Income (loss) from continuing operations before income taxes	(17,220)		24,076		6,555		5,089		761
Provision (benefit) for income taxes	(5,292)		7,947		2,229		1,730		312

Income (loss) from continuing operations	(11,928)		16,129		4,326		3,359		449

Income (loss) from discontinued operations, net of tax	8,222		(4,135)		329		1,370		(2,763)

Net income (loss)	$(3,706)		$11,994		$4,655		$4,729		$(2,314)

Diluted income (loss) per share:
Continuing operations	$(.40)		$.58		$.17		$.15		$.02

Discontinued operations	$.28		$(.15)		$.01		$.06		$(.12)

Net income (loss)	$(.12)		$.43		$.18		$.21		$(.10)

Diluted shares	29,892		27,813		25,818		22,572		22,702

Other Financial Data(5):
Ratio of earnings to fixed charges	—		12.41	x	5.13	x	5.55	x	1.78	x

	As of January 31,		As of December 31,

	2002	2001	1999	1998	1997

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$118,014	$150,477	$26,895	$12,362	$10,824
Working capital	160,271	182,625	50,715	35,587	30,380
Total assets	269,738	268,623	110,654	87,596	78,950
Long-term obligations	708	1,952	1,780	1,816	701
Total shareholders’ equity	216,643	213,102	78,472	60,558	55,607

(1)	On January 12, 2000, we changed our fiscal year to end on January 31st, rather than December 31st.

(2)	Includes special charges and other items recognized in the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of our FileSpeed product, a $996,000 restructuring charge and a $10.3 million loss on the sale and write-down of webMethods common stock acquired from the disposition of a portion of our discontinued operations.

(3)	Includes a reversal of the unused balance of a fiscal 1999 fourth quarter accrual for an abandoned facility of $287,000.

(4)	Includes special charges in the fourth quarter of fiscal 1999 of $1.4 million for the write-off of non-SAN-related products and $1.3 million for an abandoned facility.

(5)	For the fiscal year 2001, earnings were inadequate to cover fixed charges by $17.2 million. These ratios are calculated by dividing (a) income from continuing operations before income taxes and fixed charges by (b) fixed charges. Fixed charges include interest expense plus a portion of rental expense attributable to interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a leading provider of end-to-end storage solutions, including hardware and software products, related consulting and integration services, and managed services in the growing storage networking market. We focus primarily on helping our customers design, develop, deploy and manage storage networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of solutions for critical storage networking applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes. We also supply storage systems, Fibre Channel switches, telecommunications capacity and storage application software.

      Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market our storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, Compaq, Dynegy Connect, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek and Veritas.

      Economic conditions have caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. However, we believe the need for storage networking solutions is significant and will continue to increase.

      Due to the slowdown in customer spending for information technology infrastructure, we took cost reduction actions in April 2001 that reduced our quarterly expense run rate, including:

•	a 10 percent workforce reduction

•	a wage freeze for all employees

•	a 10 percent pay cut for executive management

•	a 5 percent pay cut for selected other employees; and

•	significant reductions in discretionary spending.

      The reduction in demand for our products and services also resulted in the following charges in the first quarter of 2001:

•	$2.0 million to write-down slow moving inventory

•	$325,000 for the write-off of our FileSpeed product; and

•	$996,000 for restructuring, principally severance.

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

Sale and Write-down of webMethods Stock

      During the first quarter of 2001, we sold 232,511 shares of webMethods stock received from the sale of IntelliFrame for approximately $6.2 million, resulting in a pre-tax loss of approximately $8.7 million. We also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that we still own, resulting in a pre-tax loss of approximately $1.5 million.

Acquisition of Articulent

      On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12.4 million in cash, plus the assumption of approximately $24.4 million of liabilities and the acquisition of approximately $19.3 million of tangible assets. The agreement includes a $10.0 million incentive payout based upon meeting certain revenue and earnings milestones over the twelve-month period beginning May 1, 2001. At the present time, we do not anticipate that the revenue and earnings milestones required for the incentive payout will be achieved.

Discontinued Operations — Divestiture of Propelis Software, Inc.

      Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division, developed and sold our enterprise application integration, or EAI, software that automates the integration of computer software applications and business workflow processes. In August 2000, we determined to divest Propelis Software, Inc. and focus on our core storage networking business. As a result, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements, meaning that the division’s revenues and expenses are not shown and its net income (loss) for all periods are included under the “Discontinued Operations” caption in our statement of operations. During 2001, we sold substantially all of the assets of our discontinued operations in a series of transactions. These included the sale of our IntelliFrame subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software have been cancelled or have lapsed.

      On February 2, 2001 we sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying our Propelis BPm™ product, to webMethods, Inc. for $8.8 million in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17.1 million, which reflects a discount from its publicly reported trading price due to the initial restrictions placed on our ability to freely sell the stock. In connection with this transaction, we paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

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

Convertible Debt Offering

      In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required and intend to register 6.5 million shares within 180 days of the original issuance of the notes.

Change in Year End

      On January 12, 2000, we changed our fiscal year end to January 31st, from December 31st. We believe the twelve months ended December 31, 1999 provide a meaningful comparison to the twelve months ended January 31, 2002 and 2001. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2000 were presented in lieu of results for the twelve months ended December 31, 1999. References in this Form 10-K to fiscal 2001 and 2000 represent the twelve months ended January 31, 2002 and 2001, respectively. References to fiscal year 1999 represent the twelve months ended December 31, 1999.

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

      The Company’s critical accounting policies include the following:

Revenue Recognition

      Revenue is recognized upon shipment for product sales with standard configurations and product sales with other than standard configurations which have demonstrated performance in accordance with its customer’s specifications prior to shipment provided that (a) evidence of an arrangement exists, (b) delivery has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. All other product sales are recognized when customer acceptance is received or the passage of the customer acceptance period. We accrue for warranty costs and sales returns at the time of shipment based on experience. In transactions that include multiple products and/or services, we allocate the sales value among each of the deliverables based on their relative fair values.

      Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period or as the services are rendered. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

Valuation of Accounts Receivable

      We review accounts receivable to determine which are doubtful of collection. In addition, we also make estimates of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, we consider specific accounts, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs and product returns.

Valuation of Inventory

      We review obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination we consider our history of inventory write-offs, future sales of related products, and quantity of inventory at the balance sheet date assessed against our past usage rates and future expected usage rates. Changes in factors such as technology, customers demand, competitor product introductions and other matters could affect the level of inventory obsolescence in the future.

Valuation of Deferred Taxes

      Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe recovery is unlikely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a given period, we must increase tax expense within our statement of operations.

      We have recorded a valuation allowance of $1.2 million at January 31, 2002 due to uncertainties related to our ability to utilize certain state and foreign tax credits and loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable. In the event actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill

      We assess the impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under performance relative to expected operating results, changes in the manner of use of the acquired assets or the strategy of our overall business, negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to our net book value.

      When we determine that the carrying value of long-lived and intangibles assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Net long-lived and intangible assets, and goodwill amounted to $44.7 million at January 31, 2002, and no asset impairments were identified as of that date.

      We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. As a result, we have ceased amortizing goodwill at February 1, 2002 of $15.0 million. In 2001, we recorded amortization expense related to this goodwill of $624,000 which will no longer be required in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

      Upon completion of any impairment review, there can no be assurance that a material charge will not be required.

Results of Continuing Operations

      The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

      The segment operating information presented below is for illustrative purposes only and has been adjusted to eliminate the effects of special items and other charges recognized by our Networking Solutions Division during the first quarter of 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of our FileSpeed product and a $996,000 restructuring charge. The segment operating information eliminates special charges recognized by our Networking Solutions Division in the fourth quarter of 1999, including $1.4 million for the write-off of non-SAN-related products and $1.3 million for an abandoned facility. It also eliminates the effect in the third quarter of 2000 of a $287,000 reversal of the unused portion of the accrual for the abandoned facility.

	Networking Solutions Division			Storage Solutions Division

	2001	2000	1999	2001	2000	1999

Revenue:
Product sales	67.2%	74.1%	73.5%	74.3%	34.0%	—%
Service fees	32.8	25.9	26.5	25.7	66.0	100.0

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0

Gross profit:
Product sales	53.1	58.0	58.5	17.3	53.4	—
Service fees	48.9	45.5	45.0	(11.5)	13.5	54.2

Total gross profit	51.8	54.7	54.9	9.9	27.1	54.2

Operating expenses:
Sales and marketing	32.4	22.8	28.5	15.7	29.3	—
Engineering and development	16.8	13.8	15.2	.9	—	—
General and administrative	6.1	5.3	5.7	2.0	—	—

Total operating expenses	55.3	41.9	49.4	18.6	29.3	—

Income (loss) from operations	(3.5)%	12.8%	5.5%	(8.7)%	(2.2)%	54.2%

Revenue

Years Ended January 31, 2002 and 2001

     Networking Solutions

      Our Networking Solutions Division generated revenue of $136.9 million in 2001, a decrease of 16%, from $163.5 million in 2000. Storage networking related product revenue decreased 16% in 2001 to $69.8 million from $83.5 million in 2000. Approximately $3.2 million of storage networking product revenue in 2001 resulted from the sale of our new UltraNet® Edge product, which started to ship in our third quarter ended October 31, 2001. Sales of channel extension product applications decreased 41% in 2001 to $22.2 million from $37.7 million in 2000. Our older channel extension products continue to be a profitable part of our business and a key application for many of our storage networking customers. We expect sales of channel extension products to continue for the foreseeable future but do not expect revenues to grow substantially. Revenue for our Networking Solutions Division was negatively impacted in 2001 as economic conditions caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure.

      During 2000, partner relationships with STK and Compaq generated significant product revenue. Sales of the DXE product to STK contributed $9.3 million of product revenue in 2000, compared to $1.5 million of product revenue in 2001. We discontinued the DXE/ RDE product line in March 2001, and are transitioning the customer base to our UltraNet® products. An OEM agreement with Compaq contributed $5.7 million of product revenue in 2000. No revenue was generated from this OEM agreement in 2001.

      Maintenance revenue increased 6% in 2001 to $44.8 million from $42.3 million in 2000. The increase in revenue is due to the growing installed base of customers using our networking products. The maintenance revenue growth rate slowed in 2001 compared to 2000 due to the decline in Networking product revenue in 2001. In addition, some customers elected not to re-new maintenance agreements in 2001 for our older Channelink® products.

     Storage Solutions

      Prior to our acquisition of Articulent in April 2001, our Storage Solutions Division consisted of our SAN products and storage networking design and implementation services. Revenue from our Storage Solutions Division increased in 2001 to $50.2 million, an increase of 297% from $12.6 million in 2000. The acquisition of Articulent in April 2001 significantly expanded our solution offerings and accounted for most of the increase.

Years Ended January 31, 2001 and December 31, 1999

     Networking Solutions

      Our Networking Solutions Division generated revenue of $163.5 million in 2000, an increase of 35%, from $121.4 million in 1999. Storage networking applications for both open systems and mainframes continued to drive new product revenue. Storage networking related product revenue increased 56% in 2000 to $83.5 million from $53.6 million in 1999. Sales of channel extension product applications increased 6% in 2000 to $37.7 million from $35.6 million in 1999.

      During 2000, partner relationships with STK and Compaq generated significant product revenue. Sales of the DXE product to STK contributed $9.3 million of product revenue in 2000, while our OEM relationship with Compaq contributed $5.7 million of product revenue.

      Maintenance revenue increased 32% in 2000 to $42.3 million from $32.2 million in 1999. The increase in revenue is due to the growing installed base of customers using our networking products.

     Storage Solutions

      Revenue from our SAN products and storage networking design and implementation services increased 176% in 2000 to $12.6 million from $4.6 million in 1999. The increase is due to greater customer demand for storage area networks and storage networking. These applications tend to be highly complex, and for these reasons, businesses often outsource their design and implementation to third parties. In addition, we were just starting to increase our investment in these service areas in 1999, resulting in additional revenue in 2000.

General

      Revenue from the sale of products and services outside the United States decreased by 12% or $6.0 million in 2001 when compared to 2000, and increased by 20% or $8.9 million in 2000 when compared to 1999. We derived 25%, 30% and 35% of our revenue outside the United States in 2001, 2000 and 1999, respectively. The decrease in revenue generated outside the United States in 2001 is primarily attributable to the global economic slow-down and reduced spending on information technology by our customers. In addition, the Articulent business acquired in April 2001 is primarily focused in the United States and does not have a significant presence in international markets.

      No single customer accounted for more than 10% of our revenue in 2001, 2000 or 1999. Price discounting had a small impact on revenue generated by our Networking Solutions business in 2001.

      In 2001, approximately 30%, 7% and 17% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

      We primarily sell our storage networking products directly to end-user customers in connection with joint marketing activities with our business partners. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect that this cycle will continue.

      We expect continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales for both our Networking and Storage Solutions Divisions, may contribute to such fluctuations. The level of product sales reported by us in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.

Gross Profit Margin

Years Ended January 31, 2002 and January 31, 2001

     Networking Solutions

      Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of our FileSpeed product in the first quarter of 2001, gross profit margins from the sale of networking products were 53% in 2001 compared to 58% in 2000. The decline in gross margin percentage was due to the continued movement in sales mix toward our UltraNet® products which carry a lower margin than our older Channelink® products, and higher levels of sales discounts.

      Gross service margins for our networking maintenance business improved in 2001 to 49% from 46% in 2000. The improvement was due to the steadily increasing base of customers contracting for maintenance services, the cost reduction actions that were taken in April 2001, and a change in third party maintenance and logistic suppliers in 2001 that also reduced our costs.

     Storage Solutions

      Gross profit margins from the sale of storage solutions products were 17% in 2001 compared to 53% in 2000. The decline in gross margin percentage was primarily due to an increase in the sale of lower margin third party products resulting from the acquisition of Articulent in April 2001. Historically, the product solutions offered by Articulent have generated gross margins in the 15% to 25% range.

      Gross profit margins from storage solutions services were a negative 12% in 2001 compared to a positive 13% in 2000. The decline in gross margin percentage and negative gross margin in 2001 is due to the fixed cost structure of the services business and low levels of service revenue in 2001. The service costs for the solutions business, mainly people, tend to be fixed in nature. We expect to generate a gross profit from services in the future as business volumes pick up.

Years Ended January 31, 2001 and December 31, 1999

     Networking Solutions

      Gross profit margins from the sale of networking products were 58% in 2000, compared to 57% in 1999. Excluding a $1.4 million charge for the write-off of non-storage networking-related products, gross profit margins from the sale of products would have been 59% in 1999. The decrease in gross profit margins to 58% from 59% in 1999 was due to an increase in sales of our DXE product to STK, and our UltraNet® Gateway product to Compaq, both of which carry lower gross margins, but comparable operating margins, than our Channelink® and UltraNet® products sold through direct channels.

      Gross profit margins for our networking maintenance business were 46% and 45% in 2000 and 1999, respectively. The improvement was due to the steadily increasing base of customers contracting for maintenance services.

     Storage Solutions

      Gross profit margins from the sale of storage solutions products were 53% in 2000. There were no storage solutions product sales in 1999, as we were just starting to invest in our storage solutions business and were not offering storage solution products.

      Gross profit margins from our storage solution services were 13% in 2000 compared to 54% in 1999. The decline in gross profit margin in 2000 was due to our hiring additional technical and consulting personnel to expand our storage solutions service offerings and capabilities.

Operating Expenses

Years Ended January 31, 2002 and 2001

     Networking Solutions

      Sales and marketing expense increased 19% in 2001 to $44.3 million from $37.3 million in 2000. Since the beginning of 2001, we have increased our sales force by over 25% and have added additional sales management to increase revenue and grow our business.

      Engineering and development expense increased 2% in 2001 to $23.0 million from $22.6 million in 2000. The increase was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which generated over $3.0 million of revenue since its introduction in the third quarter of 2001. This increase was partially offset by the cost reduction actions take in April 2001, including the workforce reduction, wage cuts and reductions in discretionary spending.

     Storage Solutions

      Sales, marketing, engineering and development expense increased 125% in 2001 to $8.3 million from $3.7 million in 2000. The increase was primarily due to the incremental costs associated with the acquisition of Articulent in April 2001, including wages for approximately 125 new employees and related costs such as travel, training and facilities.

     General and Administrative

      General and administrative expenses increased 7% in 2001 to $9.3 million from $8.7 million in 2000. The increase in expense is primarily due to the acquisition of Articulent, including additional costs for insurance and professional fees. In 2001, goodwill and intangible amortization associated with the Articulent acquisition totaled $594,000. In 2001, we had total goodwill amortization of $624,000 which we will not have in 2002 due to our adoption of the new accounting pronouncement related to goodwill.

Years Ending January 31, 2001 and December 31, 1999

     Networking Solutions

      Sales and marketing expense increased 8% in 2000 to $37.3 million from $34.6 million in 1999. The increase in expense resulted from higher commissions, wages, fringe benefits and travel associated with additional headcount required to generate the 36% increase in product revenue for 2000.

      Engineering and development expense increased 22% in 2000 to $22.6 million from $18.5 million in 1999. The increase was primarily due to continued development of our UltraNet® family of products that provide customers with additional applications to satisfy their growing storage networking capabilities. During 2000, we announced storage networking over standard IP solutions, including tape, SCSI and Fibre Channel over IP to strengthen our presence in the IP solutions market. We made investments in additional employees to develop these new applications.

     Storage Solutions

      Sales and marketing expense associated with our Storage Solutions Division increased to $3.7 million in 2000 from nothing in 1999 when we were just starting to invest in our storage solutions business.

     General and administrative

      General and administrative expense increased 26% in 2000 to $8.7 million from $6.9 million in 1999. The increase was due to higher costs for wages, insurance and professional fees required to support the growth in our business.

Other

Years Ending January 31, 2002 and 2001 and December 31, 1999

      Excluding the loss from the sale and write-down of webMethods stock, other income in 2001 and 2000 increased by $2.4 million and $3.0 million, respectively, when compared to the prior year due to an increase in interest income resulting from higher balances of cash and marketable securities available for investment partially offset by lower-yields. In October of 2000, we raised $110 million from a secondary stock offering. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds have been invested in investment grade, interest-bearing securities. The proceeds from our recently completed convertible debt offering will be similarly invested until used for general working capital purposes including potential acquisitions.

      Changes in interest expense in 2001, 2000 and 1999 are due to fluctuations in the balance of capital lease obligations. Interest expense is expected to increase by $1.1 million per quarter as a result of our recent sale of $125 million of 3% convertible subordinated notes due February 2007.

      We recorded a provision for income taxes at an effective tax rate of 31% in 2001, and at an effective tax rate of 33% and 34% in 2000 and 1999, respectively. The fluctuations in our effective tax rate are primarily due to the large special charges recorded in 2001 and 1999, the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. We also recorded an $830,000 valuation allowance in 2001 for certain state and foreign tax credits and loss carryforwards. Utilization of these benefits in future periods was determined to be unlikely. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our remaining net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

      We have historically financed our operations through the public and private sale of equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

      Cash, cash equivalents and marketable securities at January 31, 2002 totaled $118.0 million, a decrease of $32.5 million since January 31, 2001. Operations utilized $33.8 million of cash in 2001, primarily to fund our operating loss and discontinued operations in the first half of the year, and a $9.0 million increase in inventory resulting from lower than anticipated demand for our networking products and introduction of our new UltraNet® Edge product. Proceeds from the exercise of stock options and purchases of stock through our employee stock purchase plan provided cash in 2001 of $6.4 million. Uses of cash in 2001 included $12.4 million for the purchase of Articulent and purchases of property and equipment and field support spares totaling $11.0 million. We also used $787,000 of cash in 2001 to repurchase 90,000 shares of our common stock.

      In February 2002, we sold $125 million of 3% convertible subordinated notes, raising net proceeds of $121 million. The proceeds from the offering will be used for general working capital purposes, including potential acquisitions.

      Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations and proceeds from our recently completed convertible debenture offering will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2002.

      In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. As of January 31, 2002 we had repurchased 90,000 shares of our common stock for $787,000.

      In March of 2001, our board of directors adopted an amendment to our 1999 Non-Qualified Stock Award Plan increasing the number of shares authorized for issuance from 1,730,000 to 3,230,000.

      We believe that inflation has not had a material impact on our operations or liquidity to date.

      Our future minimum contractual cash obligations at January 31, 2002, including open purchase orders incurred in the ordinary course of business, are as follows:

			One to Three	Four to Five
Cash Obligation	Total	Less Than One Year	Years	Years	After Five Years

Capital leases	$2.4 million	$1.7 million	$742,000	None	None
Operating leases	$27.1 million	$5.4 million	$9.2 million	$2.5 million	$10.0 million
Purchase orders	$13.8 million	$12.9 million	861,000	72,000	None

      On February 20, 2002, we sold $125 million in aggregate principal amount of 3% convertible subordinated notes due February 2007. Holders of the notes may, in whole or part, convert the notes into shares of our common stock at a conversion price of approximately $19.17 per share (aggregate of approximately 6.5 million shares) at any time prior to maturity on February 15, 2007. We may redeem the notes in whole or part at any time if the closing price of our common stock has exceeded 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required to pay interest on February 15 and August 15 of each year, beginning on August 15, 2002. Debt issuance costs of $3.2 million are being amortized over a five year term using the straight line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption of the notes. The net proceeds remain available for general working capital purposes, including potential acquisitions. Cash obligations related to this debt include annual interest payments of $3.8 million for the next five fiscal years starting 2002 and a principal payment of $125 million due February 2007.

Related Party Transactions

      During 2001, we purchased $491,000 of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2002 we have commitments to purchase $1.2 million of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale at a profit. The bandwidth was purchased from Dynegy Connect because they offered us the best pricing. We have purchased bandwidth from competitors of Dynegy Connect when their pricing has been more attractive. Our board member, Lawrence McLernon, is chief executive officer of Dynegy Global Communications.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives, arising from acquisitions occurring after June 30, 2001, no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in accordance with appropriate pre-SFAS 142 and 144 requirements until February 1, 2002. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      SFAS 144, issued in October 2001, supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” removing from its scope any reference to goodwill impairment and offering guidance on using cash flows to value long-lived assets. In addition, SFAS 144 supercedes the accounting and reporting provisions for the disposal of a business presented in Accounting Principles Board Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” primarily by broadening the definition of a “discontinued operation” to include business components not considered business segments.

      The Company adopted the provisions of SFAS 141 as of July 1, 2001 and SFAS 142, and SFAS 144 as of February 1, 2002.

      Under transition provisions of SFAS 141 and SFAS 142, as of February 1, 2002, the Company must evaluate its existing intangible assets and goodwill that were acquired in a purchase business combination occurring before July 1, 2001, make any necessary reclassifications of intangible assets and goodwill to conform with the new criteria in SFAS 141 for recognition apart from goodwill, and conduct an impairment review of the carrying values of intangible assets and goodwill at that date. Also as of February 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by April 30, 2002. Also by April 30, 2002, any intangible asset identified as having an indefinite useful life must be tested for impairment in accordance with the provisions of SFAS 142, and any impairment loss as of February 1, 2002 recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment by July 31, 2002 to determine whether goodwill was impaired as of the date of adoption. Any transitional impairment loss will be measured as of February 1, 2002 and reflected as a first quarter 2002 cumulative effect of a change in accounting principle in the Company’s statement of earnings as soon as practicable but not later than January 31, 2003.

      The pro forma effect of cessation of goodwill amortization prescribed by SFAS 142 would have increased earnings from continuing operations by $624,000, or $0.02 per diluted common share for fiscal year 2001.

      Because of the extensive effort needed to implement SFAS 141, SFAS 142 and SFAS 144, it is not practicable to reasonably estimate the impact of their implementation on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Change in Fiscal Year

      On January 12, 2000, we changed our fiscal year end to January 31st, rather than December 31st. Our summary January 2000 results are as follows: revenues $4.3 million; gross profit $1.3 million; operating expenses $5.3 million; net loss from continuing operations $2.6 million; net loss from discontinued operations $1.0 million; and net loss $3.6 million. We typically incur significant losses in the first month following the completion of a quarter because our revenue is significantly less than the average monthly revenues we generate in any quarterly or annual period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We have no derivative financial instruments in our cash, cash equivalents and marketable securities. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper.

      At January 31, 2002, our marketable securities include a $258,000 investment in a Standard & Poors 500 stock price index fund and a $290,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees. We also own 41,031 shares of webMethods stock received from the sale of IntelliFrame.

      We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily French francs, the euro and British pounds sterling. As of January 31, 2002, we have hedged a portion of our risk by purchasing a forward exchange contract for 450,000 British pounds sterling that settles in February 2002.

Item 8. Consolidated Financial Statements and Supplementary Data

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$34,402	$39,444
Marketable securities	83,612	111,033
Receivables, net	53,962	43,613
Inventories	31,410	22,447
Net current assets of discontinued operations	—	5,430
Deferred tax asset	5,134	11,415
Other current assets	4,138	2,226

Total current assets	212,658	235,608

Property and equipment, net	25,604	25,215
Field support spares, net	4,562	4,446
Deferred tax asset	11,048	—
Goodwill and other intangibles, net	14,533	1,200
Other assets	1,333	2,154

	$269,738	$268,623

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,240	$20,293
Accrued liabilities	20,158	15,780
Deferred revenue	13,466	15,489
Current installments of obligations under capital lease	1,523	1,421

Total current liabilities	52,387	52,983

Deferred tax liability	—	586
Obligations under capital lease, less current installments	708	1,952

Total liabilities	53,095	55,521

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A junior participating preferred stock, authorized 40 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 30,383 at January 31, 2002, and 29,656 at January 31, 2001.	304	297
Additional paid-in capital	202,996	195,910
Unearned compensation	(1,232)	(1,304)
Retained earnings	15,459	19,165
Accumulated other comprehensive income (loss)	(884)	(966)

Total shareholders’ equity	216,643	213,102

	$269,738	$268,623

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Revenue:
Product sales	$129,276	$125,432	$89,248	$1,237
Service fees	57,747	50,674	36,741	3,105

Total revenue	187,023	176,106	125,989	4,342

Cost of revenue:
Cost of product sales	76,254	52,873	38,411	894
Cost of service fees	37,328	30,308	19,798	2,148

Total cost of revenue	113,582	83,181	58,209	3,042

Gross profit	73,441	92,925	67,780	1,300

Operating expenses:
Sales and marketing	52,156	41,019	34,626	2,643
Engineering and development	23,452	22,572	18,456	1,814
General and administrative	9,311	8,697	6,922	836
Abandoned facility	—	(287)	1,331	—
Restructuring charge	996	—	—	—

Total operating expenses	85,915	72,001	61,335	5,293

Income (loss) from operations	(12,474)	20,924	6,445	(3,993)

Other income (expense):
Loss on sale and write-down of webMethods stock	(10,283)	—	—	—
Interest income	6,166	3,802	744	95
Interest expense	(285)	(338)	(264)	(6)
Other, net	(344)	(312)	(370)	4

Other income (expense), net	(4,746)	3,152	110	93

Income (loss) from continuing operations before income taxes	(17,220)	24,076	6,555	(3,900)
Provision (benefit) for income taxes	(5,292)	7,947	2,229	(1,287)

Income (loss) from continuing operations	(11,928)	16,129	4,326	(2,613)

Discontinued operations:
Gain on disposition of discontinued operations, net of tax	8,222	—	—	—
Income (loss) from discontinued operations, net of tax	—	(4,135)	329	(1,012)

	8,222	(4,135)	329	(1,012)

Net income (loss)	$(3,706)	$11,994	$4,655	$(3,625)

Basic income (loss) per share:
Continuing operations	$(.40)	$.64	$.19	$(.11)

Discontinued operations	$.28	$(.16)	$.01	$(.04)

Net income (loss)	$(.12)	$.47	$.20	$(.15)

Shares	29,892	25,383	23,137	23,815

Diluted income (loss) per share:
Continuing operations	$(.40)	$.58	$.17	$(.11)

Discontinued operations	$.28	$(.15)	$.01	$(.04)

Net income (loss)	$(.12)	$.43	$.18	$(.15)

Shares	29,892	27,813	25,818	23,815

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Unearned	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 1998	22,254	$223	$54,921	$(355)	$6,141	$(372)	$60,558

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	1,538	15	9,354	(799)	—	—	8,570
Tax benefits from employee stock transactions	—	—	4,652	—	—	—	4,652
Compensation expense	—	—	—	316	—	—	316
Comprehensive income:
Net income	—	—	—	—	4,655	—	4,655
Translation adjustment, net of tax effect of $0	—	—	—	—	—	(279)	(279)

Total comprehensive income	—	—	—	—	—	—	4,376

Balance, December 31, 1999	23,792	$238	$68,927	$(838)	$10,796	$(651)	$78,472

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	49	—	507	(341)	—	—	166
Tax benefits from employee stock transactions	—	—	—	—	—	—	—
Compensation expense	—	—	—	49	—	—	49
Comprehensive income:
Net loss	—	—	—	—	(3,625)	—	(3,625)
Translation adjustment, net of tax effect of $0	—	—	—	—	—	49	49

Total comprehensive loss	—	—	—	—	—	—	(3,576)

Balance, January 31, 2000	23,841	$238	$69,434	$(1,130)	$7,171	$(602)	$75,111

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	1,215	13	8,181	(675)	—	—	7,519
Shares issued pursuant to a secondary stock offering, net of offering costs	4,600	46	110,189	—	—	—	110,235
Tax benefits from employee stock transactions	—	—	8,106	—	—	—	8,106
Compensation expense	—	—	—	501	—	—	501
Comprehensive income:
Net income	—	—	—	—	11,994	—	11,994
Translation adjustment, net of tax effect of $0	—	—	—	—	—	(364)	(364)

Total comprehensive income	—	—	—	—	—	—	11,630

Balance, January 31, 2001	29,656	$297	$195,910	$(1,304)	$19,165	$(966)	$213,102

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	817	8	6,894	(496)	—	—	6,406
Tax benefits from employee stock transactions	—	—	978	—	—	—	978
Repurchase of common stock	(90)	(1)	(786)	—	—	—	(787)
Compensation expense	—	—	—	568	—	—	568
Comprehensive income:
Net loss	—	—	—	—	(3,706)	—	(3,706)
Unrealized gain on marketable securities, net of tax effect of $299						510	510
Translation adjustment, net of tax effect of $0	—	—	—	—	—	(428)	(428)

Total comprehensive loss	—	—	—	—	—	—	(3,624)

Balance, January 31, 2002	30,383	$304	$202,996	$(1,232)	$15,459	$(884)	$216,643

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Operating Activities:
Net income (loss)	$(3,706)	$11,994	$4,655	$(3,625)
Discontinued operations	(8,222)	4,135	(329)	1,012
Depreciation and amortization	15,127	11,812	9,083	652
Compensation expense	568	346	219	49
Loss on sale and write-down of webMethods stock	10,283	—	—	—
Change in deferred taxes	(1,268)	(5,344)	(1,936)	—
Changes in operating assets and liabilities, net of acquisition:
Receivables	(40)	(14,833)	(5,872)	608
Inventories	(4,517)	(3,717)	3,489	(4,305)
Other current assets	(1,575)	(445)	(804)	(4)
Accounts payable	(21,879)	11,036	4,272	(2,151)
Accrued liabilities	(7,606)	17,754	2,563	(3,878)
Deferred revenue	(2,091)	5,569	2,636	2,045

Net cash provided by (used in) continuing operations	(24,926)	38,307	17,976	(9,597)
Net cash provided by (used in) discontinued operations	(8,830)	(1,490)	789	1,051

Cash provided by (used in) operating activities	(33,756)	36,817	18,765	(8,546)

Investing Activities:
Additions to property and equipment	(8,198)	(14,329)	(8,262)	(542)
Additions to field support spares	(2,770)	(2,520)	(2,727)	(271)
Additions to purchased technology	—	(375)	—	—
Acquisition of Articulent, net of cash acquired	(11,145)	—	—	—
Net proceeds from the sale of IntelliFrame	5,800	—	—	—
Net proceeds from the sale of Propelis Software	6,000	—	—	—
Proceeds from the sale of webMethods stock	6,281	—	—	—
Purchase of marketable securities	(87,786)	(148,389)	(15,421)	—
Proceeds from marketable securities	115,717	45,998	5,286	2,070
Other assets	876	(1,967)	327	3
Discontinued operations — additions to long-term assets	—	(158)	(507)	(12)

Cash provided by (used in) investing activities	24,775	(121,740)	(21,304)	1,248

Financing Activities:
Payments for repurchases of common stock	(787)	—	—	—
Proceeds from issuance of common stock	6,406	117,754	8,570	166
Repayments of obligations under capital leases	(1,421)	(1,187)	(327)	(65)
Discontinued operations — repayment of debt	—	—	(1,000)	(1,000)

Cash provided by (used in) financing activities	4,198	116,567	7,243	(899)

Effects of exchange rate changes	(259)	(174)	(306)	(13)

Net increase (decrease) in cash and cash equivalents	(5,042)	31,470	4,398	(8,210)
Cash and cash equivalents — beginning of period	39,444	7,974	11,786	16,184

Cash and cash equivalents — end of period	$34,402	$39,444	$16,184	$7,974

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2002, 2001 and December 31, 1999
(tabular amounts in thousands except per share data)

(1) Summary of Significant Accounting Policies

Description Of Business

      Computer Network Technology Corporation is a leading provider of end-to-end storage solutions, related consulting and integration services, and managed services in the high-performance storage networking market.

Discontinued Operations

      In 2001, the Company divested Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operation in the accompanying financial statements.

Change in Year End

      On January 12, 2000, the Company changed its fiscal year end to January 31st, from December 31st. The Company believes that the twelve months ended December 31, 1999 provide a meaningful comparison to the twelve months ended January 31, 2002 and 2001. There are no factors, of which the Company is aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 1999 were presented in lieu of results for the twelve months ended December 31, 1999. References in these footnotes to fiscal 2001 and 2000 represent the twelve months ended January 31, 2002 and 2001, respectively. References to fiscal 1999 represent the twelve months ended December 31, 1999.

Principles Of Consolidation

      The accompanying consolidated financial statements include the accounts of Computer Network Technology Corporation and its subsidiaries (together, the Company). All significant intercompany balances and transactions are eliminated in consolidation.

Revenue Recognition

      Revenue is recognized upon shipment for product sales with standard configurations and product sales with other than standard configurations which have demonstrated performance in accordance with customer specifications prior to shipment provided that (a) evidence of an arrangement exists, (b) delivery has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. All other product sales are recognized as revenue when customer acceptance is received or upon passage of the customer acceptance period. Warranty costs and sales returns are accrued at the time of shipment based on experience. In transactions that include multiple products and/or services, the sales value is allocated among each of the deliverables based on their relative fair values.

      Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period or as the services are rendered. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

Valuation of Accounts Receivable

      Accounts receivable are reviewed to determine which are doubtful of collection. Estimates are also made of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, the Company considers specific accounts, changes in customer

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. The provision for doubtful accounts and product returns was $898,000, $1,600,000 and $519,000 in 2001, 2000 and 1999, respectively. The accounts receivable balances at January 31, 2002 and 2001 were $53,962,000 and $43,613,000, respectively, net of an allowance for doubtful accounts and sales returns of $1,848,000 and $2,383,000, respectively.

Valuation of Inventory

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. The Company reviews obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination, consideration is given to the history of inventory write-offs, future sales of related products, and quantity of inventory at the balance sheet date assessed against past usage rates and future expected usage rates.

Valuation of Deferred Taxes

      Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company is required to estimate income taxes in each jurisdiction where it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation allowance. The Company must increase tax expense within its statements of operations when a valuation allowance is established or increased in a given period.

      The Company has recorded a valuation allowance of $1,240,000 at January 31, 2002 due to uncertainties related to its ability to utilize certain state and foreign tax credits and loss carryforwards. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets are recoverable. The Company may need to establish an additional valuation allowance in future periods, which could materially impact its financial position and results of operations, should actual results differ from estimates or should estimates be adjusted in future periods.

Goodwill And Other Intangibles

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. In 2001, goodwill was amortized using the straight-line method over periods ranging from seventeen to twenty years. Other intangibles represent amounts assigned to intangible assets at the time of a purchase acquisition and includes purchased technology and customer lists. Such costs are amortized using the straight-line method over periods ranging from two to ten years.

      Recorded amounts are regularly reviewed and recoverability assessed. The review considered factors such as whether the amortization of the goodwill and other intangible assets over its remaining life can be recovered through forecasted undiscounted cash flows.

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

      The carrying value of long-lived assets is reviewed whenever events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When the review indicates that the carrying value of the asset or group of assets representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the impaired asset or group of assets.

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

      The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. As of January 31, 2002, the Company has hedged a portion of its risk by purchasing a forward exchange contract for 450,000 British pounds sterling that settles in February 2002. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in net income (loss).

      The Company recognized foreign currency transaction gains in fiscal 2000 of $7,000. The Company recognized a foreign currency transaction loss in fiscal 2001 and 1999 of $106,000 and $196,000, respectively. Foreign currency transaction gains and losses in the one month transition period ended January 31, 2000 were not significant.

Stock Compensation Plans

      The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Estimates that could significantly affect the results of operations or financial condition of the Company include the determination of the deferred tax asset, recoverability of goodwill, determination of deferred revenue, valuation of accounts receivable and valuation of inventory. Further discussion on these estimates can be found in related disclosures elsewhere in these notes to the consolidated financial statements.

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

Comprehensive Income (loss)

      Comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustment and unrealized gains and losses from available-for-sale securities and is presented in the consolidated statement of shareholders’ equity and comprehensive income (loss).

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives, arising from acquisitions occurring after June 30, 2001, no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in accordance with appropriate pre-SFAS 142 and 144 requirements until February 1, 2002. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 144, issued in October 2001, supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” removing from its scope any reference to goodwill impairment and offering guidance on using cash flows to value long-lived assets. In addition, SFAS 144 supercedes the accounting and reporting provisions for the disposal of a business presented in Accounting Principles Board Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” primarily by broadening the definition of a “discontinued operation” to include business components not considered business segments.

      The Company adopted the provisions of SFAS 141 as of July 1, 2001 and SFAS 142, and SFAS 144 as of February 1, 2002.

      Under transition provisions of SFAS 141 and SFAS 142, as of February 1, 2002, the Company must evaluate its existing intangible assets and goodwill that were acquired in a purchase business combination occurring before July 1, 2001, make any necessary reclassifications of intangible assets and goodwill to conform with the new criteria in SFAS 141 for recognition apart from goodwill, and conduct an impairment review of the carrying values of intangible assets and goodwill at that date. Also as of February 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by April 30, 2002. Also by April 30, 2002, any intangible asset identified as having an indefinite useful life must be tested for impairment in accordance with the provisions of SFAS 142, and any impairment loss as of February 1, 2002 recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment by July 31, 2002 to determine whether goodwill was impaired as of the date of adoption. Any transitional impairment loss will be measured as of February 1, 2002 and reflected as a first quarter 2002 cumulative effect of a change in accounting principle in the Company’s statement of earnings as soon as practicable but not later than January 31, 2003.

      The pro forma effect of cessation of goodwill amortization prescribed by SFAS 142 would have increased earnings from continuing operations by $624,000, or $0.02 per diluted common share for fiscal year 2001.

      Because of the extensive effort needed to implement SFAS 141, SFAS 142 and SFAS 144, it is not practicable to reasonably estimate the impact of their implementation on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Components of Selected Balance Sheet Accounts

	January 31,

	2002	2001

Inventories:
Components and subassemblies	$22,391	$15,218
Work in process	3,834	2,813
Finished goods	5,185	4,416

	$31,410	$22,447

Property and equipment:
Land	$1,186	$—
Machinery and equipment	43,161	35,567
Office and data processing equipment	21,388	22,764
Furniture and fixtures	3,895	3,197
Leasehold improvements	2,183	1,856

	71,813	63,384
Less accumulated depreciation and amortization	46,209	38,169

	$25,604	$25,215

Field support spares:
Field support spares	$22,704	$19,934
Less accumulated depreciation	18,142	15,488

	$4,562	$4,446

Goodwill and other intangibles:
Purchased technology	$—	$2,040
Customer list	505	—
Goodwill	15,042	866

	15,547	2,906
Less accumulated amortization	1,014	1,706

	$14,533	$1,200

Accrued liabilities:
Compensation	$10,323	$8,986
Income taxes	3,084	2,450
Product warranty	1,935	1,629
Other	4,816	2,715

	$20,158	$15,780

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Marketable Securities

      The Company’s investments in marketable securities are summarized as follows:

	January 31,

	2002	2001

Available-for-Sale:
Bank certificates of deposit	$35,096	$29,519
U.S. government and agency securities	10,362	10,866
Corporate debt securities	36,538	69,732
Corporate equity securities	1,068	—

	83,064	110,117

Trading:
Standard & Poors 500 stock price index fund	258	514
NASDAQ 100 tracking stock	290	402

	$83,612	$111,033

      The amount of gross unrealized gains with respect to investments in available-for-sale securities at January 31, 2002 was $809,000. The amount of gross unrealized gains and losses with respect to investments in available-for-sale securities at January 31, 2001 and December 31, 1999 was not significant. The Company realized a loss of $8,747,000 in 2001 from the sale of 232,511 shares of webMethods stock received in connection with the sale of IntelliFrame in 2001 (see note 5 to the consolidated financial statements). Proceeds from the sale of available-for-sale securities in fiscal 2001, 2000 and 1999 were $47,723,000, $1,204,000 and $984,000, respectively. There were no sales of available-for-sale securities during the one month transition period ended January 31, 2000. At January 31, 2002, the Company’s investments in available-for-sale securities have contractual maturities of three years or less.

      An additional loss of $1,536,000 was realized in 2001 when the remaining 41,031 shares of webMethods stock received in connection with the sale of IntelliFrame experienced a decline in value that was determined to be other than temporary, resulting in a write-down of the shares. The Company realized no other significant gains or losses with respect to available-for-sale securities during fiscal 2001, 2000, 1999 or the one-month transition period ended January 31, 2000.

      The Company’s trading securities consist of a mutual fund investment that seeks to provide a return corresponding to the Standard & Poors 500 stock price index and a NASDAQ 100 tracking stock. The Company intends to use any gain or loss from these investments to fund the investment gains or losses allocated to participants under the Company’s executive deferred compensation plan. The amount of unrealized holding gains (losses) with respect to trading securities included in net income (loss) for fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 was $(266,000), $(168,000), $112,000, and $(11,995), respectively.

(4) Acquisitions

      On April 3, 2001 the Company acquired all of the outstanding stock of Articulent Inc., a privately held, leading provider of storage solutions and services for $12,360,000 in cash, plus the assumption of approximately $24,394,000 of liabilities and the acquisition of approximately $19,333,000 of tangible assets. The agreement includes a potential $10,000,000 incentive payout based upon meeting certain revenue and earnings milestones over the twelve months beginning May 1, 2001. The Company does not anticipate that the revenue and earnings milestones required for the incentive payout will be achieved. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of Articulent since April 3, 2001. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:
Cash paid	$12,360

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$624
Accounts receivable	10,287
Inventory	4,446
Fixed assets	3,393
Customer list	505
Goodwill	13,809
Deferred taxes	3,107
Other assets	583
Accounts payable	(18,302)
Accrued expenses	(2,324)
Note payable	(3,768)

Total purchase consideration	$12,360

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the year ended January 31, 2002 and 2001 as if the acquisition of Articulent took place on February 1, 2001 and 2000, respectively:

	Pro Forma Year
	Ended January 31,

	2002	2001

Total revenue	$194,740	$245,030
Net income (loss)	$(5,772)	$2,454
Net income (loss) per share	$(.19)	$.09

      The pro-forma results include amortization of the customer list and goodwill presented above. The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

(5) Discontinued Operations

      Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division, including IntelliFrame, developed and sold EAI software that automates the integration of computer software applications, and business workflow processes. In August 2000, the Company determined to divest Propelis Software, Inc. and focus on its core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements.

      On February 2, 2001 the Company sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPm™ product, to webMethods, Inc. for $8,800,000 in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17,058,000, which reflects a discount from its publicly reported trading price due to the initial restrictions placed on the Company’s ability to freely sell the stock. In connection with this transaction, the Company paid $3,000,000 to two employees, who were former shareholders of IntelliFrame, to satisfy all

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12,620,000 in the first quarter of 2001.

      In the first quarter of 2001, the Company accrued $9,250,000 for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6,197,000.

      In August 2001, the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd. for $6,000,000 in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada Ltd. stock at a price of $3.26 per share. The final sales price was subject to adjustment based on the closing balance sheet of Propelis. The transaction resulted in an after tax gain of $1,799,000 in the third quarter of 2001.

(6) Leases

      The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. At January 31, 2002 and 2001, leased capital assets included in property and equipment were as follows:

	January 31,

	2002	2001

Property and equipment:
Office and data processing equipment	$4,836	$4,557
Less accumulated amortization	2,605	842

	$2,231	$3,715

      Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

	Minimum Lease
	Commitments

	Capital	Operating

Year Ending January 31,
2003	$1,667	$5,408
2004	742	3,775
2005	—	2,826
2006	—	2,572
2007	—	2,543
Thereafter	—	10,010

Total minimum lease payments	2,409	27,134
Less minimum sublease income	—	272

Net minimum lease payments	2,409	$26,862

Less amounts representing interest at rates ranging from 8.89% to 11.29%	178

Present value of minimum capital lease payments	2,231
Less current installments	1,523

Obligations under capital lease, less current installments	$708

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under noncancelable operating leases, exclusive of executory costs, for fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 was $5,857,000, $5,315,000, $3,970,000 and $430,888, respectively. During the year ended December 31, 1999, the Company recognized a $1,331,000 charge for the future costs associated with a facility that was abandoned prior to expiration of the lease term. During the year ended January 31, 2001, the Company reversed $287,000 representing the unused portion of the accrual for the abandoned facility.

(7) Shareholders’ Equity

Common Stock Repurchase

      In April 2001, the Company’s board of directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. During 2001, the Company repurchased 90,000 shares of its common stock for $787,000 pursuant to this authorization.

Rights Plan

      On July 24, 1998 the Company’s board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.

Stock Options And Restricted Stock

      The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants, and independent contractors as determined by the compensation committee of the board of directors. A maximum of 11,780,000 shares of common stock were issuable under the terms of the Plans as of January 31, 2002, of which no more than 3,830,000 shares may be issued as restricted stock or other stock based awards. As of January 31, 2002, there were 2,299,000 shares of common stock available for future grants under these plans.

      Restricted stock issued under the Plans is recorded at fair market value on the date of grant and generally vests over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000, the Company issued 106,000, 61,100, 90,250 and 3,000 restricted shares, respectively, having an aggregate weighted fair market value per share of $10.63, $17.43, $16.25 and $17.44, respectively. Compensation expense recognized for restricted shares in fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 was $568,000, $346,000, $219,000 and $49,000, respectively.

      All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant. During fiscal 1999, stock options for 800,000 shares were granted at an exercise price of $21.88 and vest after six years. The options did provide for acceleration of vesting upon certain increases in the Company’s stock price. In March of 2001, the vesting for these options was changed to ratably over a four-year period from the original date of grant. As of January 31, 2002, 50% of these options were vested.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s outstanding stock options and related changes for fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 is presented below:

	Years Ended
	January 31,
					Year Ended		Month Ended
					December 31,		January 31,
	2002		2001		1999		2000

		Weighted-		Weighted		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	4,655	$13.45	4,798	$10.02	4,972	$5.63	4,678	$9.78
Granted	2,666	9.71	1,552	18.77	1,689	18.40	165	15.29
Exercised	(549)	7.61	(1,123)	5.93	(1,540)	5.54	(21)	4.89
Canceled	(1,019)	15.30	(572)	13.92	(443)	10.79	(24)	8.69

Outstanding at end of period	5,753	$11.99	4,655	$13.45	4,678	$9.78	4,798	$10.02

Exercisable at end of period	2,107	$11.01	1,633	$8.08	1,901	$6.31	1,870	$6.39

Weighted-average fair value of grants during the period		$7.26		$13.56		$12.68		$12.82

      The following table summarizes information about stock options outstanding at January 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 3.50 – $ 4.99	598	5.4	$4.42	500	$4.37
$ 5.00 – $ 7.99	523	4.2	$6.05	499	$6.03
$ 8.00 – $14.99	3,020	8.7	$10.01	530	$11.22
$15.00 – $19.99	697	8.0	$17.64	171	$17.51
$20.00 – $32.75	915	7.6	$22.56	407	$22.24

	5,753			2,107

Employee Stock Purchase Plan

      The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 1,100,000 shares of the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company’s common stock or more than $5,000 in aggregate fair market value of common stock (as defined) during any six-month purchase period. Common shares sold to employees under the Purchase Plan in fiscal 2001, 2000 and 1999 were 163,705, 102,920 and 86,972, respectively. No shares were sold to employees under the Purchase Plan in the one month transition period ended January 31, 2000.

      The fair value of each purchase right granted in fiscal 2001, 2000 and 1999 was $7.34, $3.72 and $6.38, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation

      The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost related to stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements. Had compensation cost for the Company’s stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Net income (loss):
As reported	$(3,706)	$11,994	$4,655	$(3,625)
Pro forma	$(10,815)	$5,626	$(795)	$(4,032)
Net income (loss) per share:
As reported
Basic	$(.12)	$.47	$.20	$(.15)
Diluted	$(.12)	$.43	$.18	$(.15)
Pro forma
Basic	$(.36)	$.22	$(.03)	$(.17)
Diluted	$(.36)	$.20	$(.03)	$(.17)

      In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Risk free interest rate	4.51%	5.90%	5.64%	6.66%
Expected life	5.73	5.33	5.23	4.22
Expected volatility	86.88%	85.06%	79.66%	80.61%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Net Income (Loss) Per Share

      The components of net income (loss) per basic and diluted share are as follows:

		Weighted
	Net Income	Average Shares	Per Share
	(loss)	Outstanding	Amount

Years Ended January 31,
2002:
Basic	$(3,706)	29,892	$(.12)
Dilutive effect of employee stock purchase awards and options	—	—	—

Diluted	$(3,706)	29,892	$(.12)

2001:
Basic	$11,994	25,383	$.47
Dilutive effect of employee stock purchase awards and options	—	2,430	(.04)

Diluted	$11,994	27,813	$.43

Year Ended December 31, 1999
Basic	$4,655	23,137	$.20
Dilutive effect of employee stock purchase awards and options	—	2,681	(.02)

Diluted	$4,655	25,818	$.18

Month Ended January 31, 2000
Basic	$(3,625)	23,815	$(.15)
Dilutive effect of employee stock purchase awards and options	—	—	—

Diluted	$(3,625)	23,815	$(.15)

      The total weighted average number of common stock equivalents excluded from the calculation of potentially dilutive securities due to the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the year ended January 31, 2002 and the one month transition period ended January 31, 2000 were 1,292,016 and 2,029,084, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Income Taxes

      The components of income from continuing operations before income taxes and income tax expense (benefit) for each of the years in the three-year period ended January 31, 2002 and the one month transition period ended January 31, 2000 consists of the following:

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Income (loss) from continuing operations before income taxes:
U.S	$(17,756)	$19,595	$6,356	$(3,511)
Foreign	536	4,481	199	(389)

Total	$(17,220)	$24,076	$6,555	$(3,900)

Income tax provision:
Current:
U.S	$—	$5,180	$3,356	$52
Foreign	284	1,348	60	—
State	—	1,027	749	11

Total current	284	7,555	4,165	63

Deferred:
U.S	(5,198)	458	(1,525)	(1,133)
State	(378)	(66)	(411)	(217)

Total deferred	(5,576)	392	(1,936)	(1,350)

Total income tax expense (benefit)	$(5,292)	$7,947	$2,229	$(1,287)

      The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended January 31, 2002 and the one-month transition ended January 31, 2000 is as follows:

	Years Ended
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	3.3	2.6	3.4	3.3
Extraterritorial income and foreign sales corporation	.5	(1.9)	(5.3)	—
Meals and entertainment	(.6)	.4	1.1	(.1)
Valuation allowance	(4.8)	—	—	—
Other	(1.7)	(2.1)	.8	(4.2)

Total	30.7%	33.0%	34.0%	33.0%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and (liabilities) as of January 31, 2002 and 2001 were as follows:

	Years Ended
	January 31,

	2002	2001

Deferred tax assets:
Inventory	$4,658	$2,725
Accrued compensation	1,145	1,026
Reserves for bad debts and sales returns	636	694
Foreign net operating loss carryforwards	410	410
Federal and state tax credits	1,265	2,130
Federal and state net operating loss carryforwards	7,895	4,268
Write down of webMethods stock	1,071	—
Other	900	714

Total gross deferred tax assets	17,980	11,967
Valuation allowance	(1,240)	(410)

Net deferred tax assets	16,740	11,557

Deferred tax liabilities:
Property and equipment	(109)	(343)
Other	(449)	(385)

Total gross deferred tax liabilities	(558)	(728)

Net deferred tax assets	$16,182	$10,829

      The Company recorded a valuation allowance at January 31, 2002 and 2001 of $1,240,000 and $410,000, respectively. The valuation allowance at January 31, 2001 was related to certain foreign net operating loss carryforwards. The valuation allowance was increased by $830,000 in 2001 for the tax benefits associated with certain foreign and state tax credits and state net operating loss carryforwards. Utilization of these tax benefits in future periods was determined to be unlikely. At January 31, 2002, the Company had net operating loss and credit carryforwards available for federal tax purposes of approximately $19,986,000 and $909,000, respectively, which will expire between the years 2019 and 2022.

      The Company has assessed its taxable earnings history and prospective future taxable income. Based on this assessment, management has determined that it is more likely than not that its remaining net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

(10) Annual Bonus Plan

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

      The annual bonus expense for fiscal 2001, 2000, and 1999 was $1,134,000, $2,035,000 and $420,000, respectively. There was no bonus for the one month transition period ended January 31, 2000.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) 401(k) and Deferred Compensation Plans

      The Company has a 401(k) salary savings plan which covers substantially all of its employees. The Company matches 100% of a participant’s annual plan contributions up to an annual maximum per participant of $2,500 which vests over a four year period from the participant’s date of hire.

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

      The Company’s expense under the 401(k) and deferred compensation plans for fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 was $1,969,000, $1,132,000, $470,000 and $329,000, respectively.

(12) Segment Information

      The Company has two reportable segments consisting of its Networking Solutions business unit and Storage Solutions business unit. The Networking Solutions business unit consists of our storage and channel networking products and related services. The Storage Solutions business consists of our storage networking design and implementation services and the storage management business we acquired from Articulent in April of 2001. The Company’s two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

Reportable Segment Information:

	Years Ending
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Revenue:
Networking Solutions	$136,866	$163,468	$121,410	$4,278
Storage Solutions	50,157	12,638	4,579	64

Total	$187,023	$176,106	$125,989	$4,342

Income (Loss) from Operations:
Networking Solutions	$(4,773)	$20,914	$6,706	$(3,804)
Storage Solutions	(4,380)	(277)	2,484	(189)
Special charges	(3,321)	287	(2,745)	—

Total	$(12,474)	$20,924	$6,445	$(3,993)

Depreciation and amortization:
Networking Solutions	$13,246	$11,755	$9,070	$645
Storage Solutions	1,881	57	13	7

Total	$15,127	$11,812	$9,083	$652

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ending
	January 31,		Year Ended	Month Ended
			December 31,	January 31,
	2002	2001	1999	2000

Expenditures for long-lived assets:
Networking Solutions	$9,865	$17,023	$10,930	$798
Storage Solutions	1,103	201	59	15

Total	$10,968	$17,224	$10,989	$813

Total assets (end of period):
Networking Solutions	$235,776	$264,868	$109,444	$105,301
Storage Solutions	33,962	3,755	1,210	1,212

Total	$269,738	$268,623	$110,654	$106,513

Foreign Operations Information:

Revenue:
United States	$140,667	$123,717	$82,494	$3,620
United Kingdom	17,245	16,554	13,402	490
France	6,327	5,213	4,348	86
Other	22,784	30,622	25,745	146

Total	$187,023	$176,106	$125,989	$4,342

Long-lived assets (end of period):
United States	$43,897	$29,678	$21,464	$21,497
United Kingdom	693	856	901	918
Other	109	327	265	268

Total	$44,699	$30,861	$22,630	$22,683

      Revenue has been attributed to the country where the end-user customer is located.

      No single customer accounted for more than 10% of the Company’s total revenue in fiscal 2001, 2000 or 1999. For the one month transition period ended January 31, 2000, sales of DXE product and service to StorageTek for our Networking Solutions segment accounted for 22% of total revenue.

(13) Noncash Financing and Investing Activities and Supplemental Cash Flow Information

      Cash payments for interest expense in fiscal 2001, 2000, 1999 and the one month transition period ended January 31, 2000 were $285,000, $338,000, $222,000 and $6,000, respectively.

      Cash payments for income taxes, net of refunds received, in fiscal 2001, 2000 and 1999 were $17,000, $3,286,000 and $2,116,000, respectively. There were no cash payments for income taxes or refunds received during the one month transition period ended January 31, 2000.

      During fiscal 2001, 2000, 1999 and the one month transition period ending January 31, 2000, the Company entered into capital lease obligations for equipment valued at $279,000, $1,849,000, $653,000 and $307,000, respectively.

      During fiscal 2001 and 2000, deferred tax assets increased by $994,000 and $5,736,000, respectively, as a result of the tax benefit from employee stock transactions which could not be currently utilized.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Disclosures about Fair Value of Financial Instruments

      The carrying amount for cash and cash equivalents, accounts receivable and long-term obligations approximates fair value because of the short maturity of those instruments. Marketable securities are recorded at market value at January 31, 2002.

(15) Related Party Transactions

      During 2001, the Company purchased $491,000 of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2002 the Company has commitments to purchase $1.2 million of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale under specific agreements to customers at a profit. The bandwidth was purchased from Dynegy Connect because they offered the best pricing. The Company has purchased bandwidth from competitors of Dynegy Connect when their pricing has been more attractive. The Company’s board member, Lawrence McLernon, is chief executive officer of Dynegy Global Communications.

(16) Subsequent Event

      In February 2002, the Company sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of the Company common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended January 31, 2002 and 2001, the year ended December 31, 1999, and the one month transition period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended January 31, 2002 and 2001, the year ended December 31, 1999, and the one month transition period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

February 25, 2002

QUARTERLY FINANCIAL DATA

(unaudited)

	Years Ended January 31, 2002 and 2001

	First	Second	Third	Fourth
	Quarter(2)	Quarter	Quarter(3)	Quarter

	(in thousands, except per share data)
2001(1)
Revenue	$29,413	$41,583	$55,362	$60,665
Gross profit	10,465	16,560	22,027	24,389
Income (loss) from operations	(10,478)	(2,597)	(326)	927
Income from discontinued operations, net of tax	6,423	—	1,799	—
Net income (loss)	(6,555)	(821)	2,398	1,272
Net income (loss) per share:
Basic	(.22)	(.03)	.08	.04
Diluted	(.22)	(.03)	.08	.04
2000(1)
Revenue	$38,607	$44,341	$46,198	$46,960
Gross profit	20,332	24,091	24,206	24,296
Income from operations	2,887	5,701	6,516	5,820
Loss from discontinued operations, net of tax	(116)	(1,903)	(1,150)	(966)
Net income	1,830	2,053	3,705	4,406
Net income per share:
Basic	.08	.09	.15	.15
Diluted	.07	.08	.13	.14

(1)	We divested Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division to focus all of our resources on our core storage networking business. Accordingly, the financial information for Propelis Software, Inc. has been accounted for as discontinued operations.

(2)	Continuing operations for the first quarter of fiscal 2001 includes a $2.0 million write down of inventory, a $325,000 write-off of our FileSpeed product and a $1.0 million restructuring charge. Continuing operations also includes a loss on the sale and write-down of webMethods stock of $10.3 million. Discontinued operations for the first quarter of fiscal 2001 includes a provision of $6.2 million, net of tax, to accrue for the estimated future operating losses of Propelis Software, Inc. through the expected date of divestiture. Discontinued operations for the first quarter of 2001 includes an after tax gain of $12.6 million resulting from the sale of IntelliFrame.

(3)	Continuing operations for the third quarter of fiscal 2000 includes a reversal of the unused balance of a 1999 fourth quarter accrual for an abandoned facility. The amount of the reversal was $287,000. Discontinued operations for the third quarter of fiscal 2001 includes an after tax gain of $1.8 million from the sale of substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers

      The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002, to be filed with the Securities and Exchange Commission (the “Commission”) on or before May 26, 2002, is incorporated herein by reference. For information concerning the executives officers, see Item 4A of this Annual Report on Form 10K.

Item 11. Executive Compensation

      The information set forth under the captions “Summary Compensation Table,” “Option Tables,” “Employment Agreements,” “Election of Directors — Compensation of Directors,” “Internal Revenue Code Section 162(m)” and “Comparative Stock Price Performance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002, to be filed with the Commission on or before May 26, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2002, to be filed with the Commission on or before May 26, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      During 2001, we purchased $491,000 of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2002 we have commitments to purchase $1.2 million of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale under specific agreements to customers at a profit. The bandwidth was purchased from Dynegy Connect because they offered us the best pricing. We have purchased bandwidth from competitors of Dynegy Connect when their pricing has been more attractive. Our board member, Lawrence McLernon, is chief executive officer of Dynegy Global Communications.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements and Schedules of Registrant

Consolidated Statements of Operations for the Years Ended January 31, 2002 and 2001, December 31, 1999, and the one month transition period ended January 31, 2000.

Consolidated Balance Sheets as of January 31, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended January 31, 2002 and 2001, December 31, 1999, and the one month transition period ended January 31, 2000.

Consolidated Statements of Cash Flows for the Years Ended January 31, 2002 and 2001, December 31, 1999, and the one month transition period ended January 31, 2000.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) 2.	Consolidated Financial Statement Schedule of Registrant

Independent Auditors’ Report on Consolidated Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for the Years Ended January 31, 2002 and 2001, December 31, 1999 and the one month transition period ended January 31, 2000.

All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

Schedule II

COMPUTER NETWORK TECHNOLOGY CORPORATION

Valuation and Qualifying Accounts

Years ended January 31, 2002, 2001 and December 31, 1999

and the One Month Transition period ended January 31, 2000
(in thousands)

		Additions

	Balance at	Charged to	Charged to
	beginning	costs &	other		Balance at
Description	of period	expenses	account	Deductions	end of period

Year ended January 31, 2002
Allowance for doubtful accounts and sales returns	$2,383	898	—	(1,433)	$1,848
Year ended January 31, 2001
Allowance for doubtful accounts and sales returns	$1,128	1,600	—	(345)	$2,383
One month period ended January 31, 2000
Allowance for doubtful accounts and sales returns	$959	169	—	—	$1,128
Year ended December 31, 1999
Allowance for doubtful accounts and sales returns	$1,225	519	—	(785)	$959

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      Under the date of February 25, 2002, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended January 31, 2002 and 2001, the year ended December 31, 1999, and the one month transition period ended January 31, 2000 as contained in the fiscal 2001 annual report on Form 10-K. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for fiscal 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 25, 2002

(a) 3. Exhibits

      The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibit	Description

2.	Purchase Agreement as of April 3, 2001 between Computer Network Technology Corporation and Ernest J. Parsons (Articulent, Inc.).(2)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation(2)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee(2)
4.7	Form of Note (included in Exhibit 4.6)(2)
10.1	Amended 1992 Stock Award Plan.(1)(2)
10.2	Amended and Restated 1999 Non-Qualified Stock Award Plan.(2)
10.3	March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)(1)
10.4	March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)(1)
10.5	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)
10.6	Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)(1)
10.7	CNT’s 2002 Annual Bonus Plan.(1)(2)
10.8	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997.)(1)

Exhibit	Description

10.9	Amendment to CNT Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I Form 10-K for the year ended January 31, 2001.)(1)
10.10	Employment/ Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)
10.11	1997 Restricted Stock Plan.(1)(2)
10.12	Articulent One-Time Bonus Plan (Incorporated by reference to Exhibit 99.2 to Form 8-K dated April 3, 2001.)(1)
10.13	Amended and Restated 1992 Employee Stock Purchase Plan(1)(2)
10.14	2002 Stock Award Plan(1)(2)
12.	Ratio of Earnings to Fixed Charges(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
99.1	Cautionary Statements.(2)
99.2	Calculation of Additional Purchase Price to be Paid in Connection with Acquisition of Articulent, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 3, 2001).

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

(b) Reports on Form 8-K

      No filings were made on Form 8-K during the quarterly period ended January 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: April 12, 2002

By:	/s/ THOMAS G. HUDSON

Thomas G. Hudson, President and
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. HUDSON Thomas G. Hudson	President and Chief Executive Officer (Principal Executive Officer) and Director	April 24, 2002
/s/ GREGORY T. BARNUM Gregory T. Barnum	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	April 24, 2002
/s/ JEFFREY A. BERTELSEN Jeffrey A. Bertelsen	Corporate Controller and Treasurer (Principal Accounting Officer)	April 24, 2002
/s/ PATRICK W. GROSS Patrick W. Gross	Director	April 24, 2002
/s/ ERWIN A. KELEN Erwin A. Kelen	Director	April 24, 2002
/s/ LAWRENCE MCLERNON Lawrence McLernon	Director	April 24, 2002
/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	April 24, 2002

INDEX TO EXHIBITS

Exhibit	Description

2.	Purchase Agreement as of April 3, 2001 between Computer Network Technology Corporation and Ernest J. Parsons (Articulent, Inc.).(2)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation(2)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee(2)
4.7	Form of Note (included in Exhibit 4.6)(2)
10.1	Amended 1992 Stock Award Plan.(1)(2)
10.2	Amended and Restated 1999 Non-Qualified Stock Award Plan.(2)
10.3	March 10, 1994 Incentive Stock Option Agreements. (Incorporated by reference to Exhibit 28.2 Form S-8 Registration Statement No. 33-83266.)(1)
10.4	March 10, 1994 Non-Qualified Stock Option Agreements. (Incorporated by reference to Exhibit 28.3 Form S-8 Registration Statement No. 33-83266.)(1)
10.5	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10Q for the quarterly period ended September 30, 1998.)
10.6	Employment Agreement by and between the Company and Thomas G. Hudson as amended. (Incorporated by reference to Exhibit 10Z Form 10-Q for the quarterly period ended June 30, 1996.)(1)
10.7	CNT’s 2002 Annual Bonus Plan.(1)(2)
10.8	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA Form 10-K for the year ended December 31, 1997.)(1)
10.9	Amendment to CNT Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I Form 10-K for the year ended January 31, 2001.)(1)
10.10	Employment/ Non-Compete Agreement by and between the Company and Nick V. Ganio. (Incorporated by reference to Exhibit 10Q to Form 10-K for the Year Ended December 31, 1998.)(1)

Exhibit	Description

10.11	1997 Restricted Stock Plan.(1)(2)
10.12	Articulent One-Time Bonus Plan (Incorporated by reference to Exhibit 99.2 to Form 8-K dated April 3, 2001.)(1)
10.13	Amended and Restated 1992 Employee Stock Purchase Plan(1)(2)
10.14	2002 Stock Award Plan(1)(2)
12.	Ratio of Earnings to Fixed Charges(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
99.1	Cautionary Statements.(2)
99.2	Calculation of Additional Purchase Price to be Paid in Connection with Acquisition of Articulent, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 3, 2001).

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.