Form 10-Q
period 2002-04-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 2002-06-13
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2002 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442

(Address of principal executive offices)(Zip Code)

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

As of May 31, 2002, the registrant had 28,859,893 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three months ended April 30, 2002 and 2001	3

	Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002	4

	Consolidated Statements of Cash Flows for the three months ended April 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II.	OTHER INFORMATION	19

Item 1.	None

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3-5.	None

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		21

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)
(unaudited)

	Three months ended

	April 30,

	2002	2001

Revenue:
Product sales	$29,754	$16,037
Service fees	15,458	13,376

Total revenue	45,212	29,413

Cost of revenue:
Cost of product sales	17,368	9,461
Cost of service fees	9,760	9,487

Total cost of revenue	27,128	18,948

Gross profit	18,084	10,465

Operating expenses:
Sales and marketing	15,577	10,895
Engineering and development	6,668	6,284
General and administrative	2,513	2,768
Restructuring charge	—	996

Total operating expenses	24,758	20,943

Loss from operations	(6,674)	(10,478)

Other income (expense):
Loss on sale and write-down of webMethods stock	—	(10,283)
Interest income	1,865	1,976
Interest expense	(893)	(68)
Other, net	84	(56)

Other income (expense), net	1,056	(8,431)

Loss before income taxes	(5,618)	(18,909)
Benefit for income taxes	(1,921)	(5,931)

Loss from continuing operations	(3,697)	(12,978)

Discontinued operations:
Gain of $21,390 on sale of IntelliFrame (net of tax, $8,770)	—	12,620
Provision of $9,250 for losses until divestiture of Propelis Software (net of tax, $3,053)	—	(6,197)

	—	6,423

Net loss	$(3,697)	$(6,555)

Basic income (loss) per share:
Continuing operations	$(.12)	$(.44)
Discontinued operations	—	.22

Net loss	$(.12)	$(.22)

Shares	30,441	29,718

Diluted income (loss) per share:
Continuing operations	$(.12)	$(.44)
Discontinued operations	—	.22

Net loss	$(.12)	$(.22)

Shares	30,441	29,718

See accompanying Notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,
	2002	January 31,
	(unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$134,248	$34,402
Marketable securities	108,721	83,612
Receivables, net	40,262	53,962
Inventories	33,512	31,410
Deferred tax asset	5,134	5,134
Other current assets	5,625	4,138

Total current assets	327,502	212,658

Property and equipment, net	25,557	25,604
Field support spares, net	4,594	4,562
Deferred tax asset	11,048	11,048
Goodwill	14,058	14,066
Other intangibles, net	450	467
Other assets	4,544	1,333

	$387,753	$269,738

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$16,274	$17,240
Accrued liabilities	15,438	20,158
Deferred revenue	16,009	13,466
Current installments of obligations under capital lease	1,457	1,523

Total current liabilities	49,178	52,387

3% Convertible subordinated debt	125,000	—
Obligations under capital lease, less current installments	474	708

Total liabilities	174,652	53,095

Shareholders’ equity:
Undesignated preferred stock, authorized 960 shares; none issued and outstanding	—	—
Series A Junior participating preferred stock, authorized 40 shares, none issued & outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 30,469 at April 30, 2002 and 30,383 at January 31, 2002	305	304
Additional paid-in capital	203,613	202,996
Unearned compensation	(1,191)	(1,232)
Retained earnings	11,762	15,459
Accumulated other comprehensive loss	(1,388)	(884)

Total shareholders’ equity	213,101	216,643

	$387,753	$269,738

See accompanying Notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	April 30,

	2002	2001

Operating Activities:
Net loss	$(3,697)	$(6,555)
Discontinued operations	—	(6,423)
Depreciation and amortization	4,020	3,537
Compensation expense	161	130
Loss on sale and write-down of webMethods stock	—	10,283
Changes in operating assets and liabilities, net of acquisition:
Receivables	13,611	10,646
Inventories	(2,102)	(8,482)
Other current assets	(1,487)	54
Accounts payable	(966)	(14,334)
Accrued liabilities	(4,720)	(12,135)
Deferred revenue	2,543	1,342

Net cash provided by (used in) continuing operations	7,363	(21,937)
Net cash used in discontinued operations	—	(1,224)

Cash provided by (used in) operating activities	7,363	(23,161)

Investing Activities:
Additions to property and equipment	(2,931)	(2,626)
Additions to field support spares	(1,049)	(758)
Acquisition of Articulent, net of cash acquired	—	(11,132)
Net proceeds from the sale of IntelliFrame	—	5,800
Proceeds from the sale of webMethods stock	—	6,281
Net purchase and redemption of marketable securities	(25,694)	9,278
Other assets	83	557

Cash provided by (used in) investing activities	(29,591)	7,400

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	121,706	—
Proceeds from issuance of common stock	499	387
Repayments of obligations under capital leases	(300)	(350)

Cash provided by financing activities	121,905	37

Effects of exchange rate changes	169	(139)

Net increase (decrease) in cash and cash equivalents	99,846	(15,863)
Cash and cash equivalents — beginning of period	34,402	39,444

Cash and cash equivalents — end of period	$134,248	$23,581

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission. References to fiscal 2002 and 2001, represents the twelve months ended January 31, 2003 and 2002, respectively.

(2)  MARKETABLE SECURITIES

     During the first quarter of 2001, the Company sold 232,511 shares of webMethods stock received from the sale of IntelliFrame for approximately $6.3 million, resulting in a pre-tax loss of approximately $8.7 million. The Company also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that it still owns, resulting in a pre-tax loss of approximately $1.5 million.

     The Company’s remaining investments in marketable securities primarily consist of bank certificates of deposit, U.S. government and agency securities and corporate debt securities. Excluding the sale of webMethods stock noted above, the Company did not realize any significant gains or losses from the sale of marketable securities during the first quarter of fiscal 2002 or fiscal 2001.

(3)  INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	April 30,	January 31,
	2002	2002

Inventories:
Components and subassemblies	$21,551	$22,391
Work in process	3,612	3,834
Finished goods	8,349	5,185

	$33,512	$31,410

(4)  COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Three months ended April 30,

	2002	2001

Net loss	$(3,697)	$(6,555)
Unrealized loss on marketable securities, net of tax effect of $338	(586)	—
Foreign currency translation adjustment, net of tax effect of $0	82	(196)

Total comprehensive loss	$(4,201)	$(6,751)

(5)  SEGMENT INCOME

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

	Three months ended April 30,

	2002	2001

Revenue:
Networking Solutions	$33,201	$25,156
Storage Solutions	12,011	4,257

Total	$45,212	$29,413

Loss from Operations:
Networking Solutions	$(4,240)	$(5,436)
Storage Solutions	(2,434)	(1,721)
Special charges	—	(3,321)

Total	$(6,674)	$(10,478)

(6)  CONVERTIBLE DEBT

     In February 2002, the Company sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into the Company’s common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of its common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the redemption notice is mailed. The Company is required and intends to register for resale the notes and 6.5 million shares of common stock issuable upon conversion within 180 days of the original issuance of the notes.

(7)  NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, Financial Accounting Standards Board (“FASB”) Statement of Accounting Standard No. (“SFAS”) 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company. As a result and from that date forward, goodwill is no longer being amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that effective February 1, 2002 the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. As result of this evaluation, there were no reclassifications to the Company’s existing intangible assets and goodwill.

     The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first half of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In connection with SFAS No. 142’s transitional impairment evaluation, the SFAS requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

     Intangible assets as of April 30, 2002 consisted of a customer list with a gross carrying value of $505,000 and accumulated amortization of $55,000. Amortization of this intangible asset for the three months ended April 30, 2002 was $17,000.

     The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that SFAS No. 142 were to have been effective for all reported periods.

	Three months ended April 30,

	2002	2001
Net loss, as reported	$(3,697)	$(6,555)
Add back amortization Goodwill	—	66

Net loss, as adjusted	$(3,697)	$(6,489)

Basic and diluted loss per share, as reported	$(0.12)	$(0.22)
Add back amortization Goodwill	—	—

Basic and diluted loss per share, as adjusted	$(0.12)	$(0.22)

     Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this SFAS on the Company’s financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as an cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. However, this SFAS retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, this SFAS retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 as of February 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

(8)  DISCONTINUED OPERATIONS

     Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division, including IntelliFrame, developed and sold EAI software that automates the integration of computer software applications, and business workflow processes. In August 2000, the Company determined to divest Propelis Software, Inc. and focus on its core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements. During 2001 the Company sold substantially all of the assets of its discontinued operations in a series of transactions. These included the sale of its IntelliFrame subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software were cancelled or lapsed.

     On February 2, 2001 the Company sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPm™ product, to webMethods, Inc. for $8.8 million in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17.1 million which reflects a discount from its publicly reported trading price due to the initial restrictions placed on the Company’s ability to freely sell the stock. In connection with this transaction, the Company paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12.6 million in the first quarter of 2001.

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

     Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market out storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, Dynergy Global Communications, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek and Veritas.

     Economic conditions have caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. However, we believe the need for storage networking solutions is significant and will continue to increase.

     The reduction in demand for our products and services resulted in the following charges in the first quarter of 2001:

•	$2.0 million to write-down slow moving inventory

•	$325,000 for the write-off of our FileSpeed® product; and

•	$996,000 for restructuring, principally severance.

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

Discontinued Operations — Divestiture of Propelis Software, Inc.

     Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division, including IntelliFrame, developed and sold our Enterprise Access Integration software that automates the integration of computer software applications, and business workflow processes. In August 2000, we determined to divest Propelis Software, Inc. and focus on our core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements. During 2001 we sold substantially all of the assets of our discontinued operations in a series of transactions. These included the sale of our Intelliframe subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software have been cancelled or have lapsed.

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

Acquisition of Articulent

     On April 3, 2001 we acquired all of the outstanding stock of Articulent Inc., a leading provider of storage solutions and services for $12.4 million in cash, plus the assumption of approximately $24.4 million of liabilities and the acquisition of approximately $19.3 million of tangible assets. The accompanying financial statements include the results of Articulent since April 3, 2001.

Convertible Debt Offering

     In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required and intend to register the notes and 6.5 million shares of common stock issuable upon conversion within 180 days of the original issuance of the notes.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

     The segment operating information for the three months ended April 30, 2002 and 2001 is for illustrative purposes only and has been adjusted to eliminate the effects of special items and other charges recognized by our Networking Solutions segment during the first quarter of 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of our FileSpeed® product and a $996,000 restructuring charge.

Networking Solutions			Storage Solutions
Three months ended			Three months ended
April 30,			April 30,

2002	2001		2002	2001

		Revenue:
67.0%	54.0%	Product sales	62.5%	57.9%
33.0	46.0	Service fees	37.5	42.1

100.0	100.0	Total revenue	100.0	100.0

		Gross profit:
50.7	61.3	Product sales	14.6	23.8
45.1	41.3	Service fees	16.9	(49.8)

48.9	52.1	Total gross profit	15.4	(7.2)

		Operating expenses:
35.6	38.7	Sales and marketing	31.3	27.5
19.8	25.0	Engineering and development	.9	—
6.3	10.0	General and administrative	3.5	5.7

61.7	73.7	Total operating expenses	35.7	33.2

(12.8)%	(21.6)%	Loss from operations	(20.3)%	(40.4)%

Revenue

Networking Solutions

     Our networking solutions business generated revenues of $33.2 million in the first quarter of 2002, up $8.0 million or 32% from the first quarter of 2001. Storage networking product revenues for the first quarter of 2002 totaled $18.6 million, up 141% from $7.7 million in the first quarter of 2001. Approximately $2.8 million of storage networking product revenue for the first quarter of 2002 resulted from the sale of our new UltraNet® Edge product. Channel networking product revenues for the first quarter of 2002 totaled $3.7 million, down 37% from $5.9 million in the first quarter of 2001. We expect sales of channel extension products to continue for the foreseeable future, but do not expect revenues to grow substantially. Although total revenue was higher in the first quarter of 2002 compared to the first quarter of 2001, there continues to be a global slow down in capital spending for information technology equipment.

     Service revenues associated with our networking business totaled $10.9 million for the first quarter of 2002, down $634,000 or 5% from the first quarter of 2001. The decrease in service revenue was due to some customers electing not to re-new their maintenance agreements for our older Channelink products.

Storage Solutions

     Revenue from our Storage Solutions Division increased in the first quarter of 2002 to $12.0 million, up 182% from $4.3 million in the first quarter of 2001. Our acquisition of Articulent in April 2001 significantly expanded our solution offerings and accounted for most of the year-to-year increase in revenue for the Storage Solutions division.

General

     Revenue generated from the sale of products and services outside the United States for the first quarter of 2002 totaled $9.5 million, a decrease of 2% from the first quarter of 2001. Although sales outside of the United States in the first quarter of 2002 were comparable to the same period of 2001, there continues to be a global slow down in capital spending for information technology equipment.

     No single customer accounted for more than 10% of our revenue during the first quarter of 2002 or 2001. Price discounting had a small impact on our product revenue during these periods.

     During the first quarter of 2002, approximately 32% and 9% of our product revenue was derived from businesses in the financial services and information outsourcing industries, respectively.

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

Gross Profit Margin

Networking

     Gross product margins for our networking business for the first quarter of 2002 were 51%, compared to 44% in the first quarter of 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of our FileSpeed® product, gross product margins from the sale of networking products for the first quarter of 2001 would have been 61%. The decline in gross margin percentage, excluding charges, was due to the continued movement in sales mix toward our UltraNet® products which carry a lower margin than our older Channelink® products, and higher levels of sales discounts.

     Gross service margins for our networking business improved in the first quarter of 2002 to 45%, compared to 41% in the first quarter of 2001. The improvement was due to economies of scale resulting from the steadily increasing base of customers contracting for services, actions taken in April 2001 to reduce headcount and wage expense, and a change in third party maintenance and logistic suppliers in 2001 that also reduced costs.

Storage Solutions

     Gross product margins for our storage solutions business for the first quarter of 2002 were 15%, compared to 24% in the first quarter of 2001. The decline in gross margin percentage was primarily due to an increase in the sale of lower margin third party products resulting from the acquisition of Articulent in April 2001. Historically, the product solutions offered by Articulent have generated gross margins in the 15% to 25% range.

     Gross service margins for our storage solutions business improved to 17% in the first quarter of 2002, compared to a negative 50% in the first quarter of 2001. The service costs for the solutions business, mainly people, tend to be fixed in nature. The improvement in gross service margins was due to higher utilization of our employee consultants.

Operating Expenses

Networking

     Sales and marketing expense for the first quarter of 2002 totaled $11.8 million, up 22% from $9.7 million in the first quarter of 2001. Since the beginning of 2001, we have increased our sales force by over 25% and have added additional sales management to increase revenue and grow our business. Commission expense was higher in the first quarter of 2002 compared to the first quarter of 2001 due to higher product sales.

     Engineering and development expense for the first quarter of 2002 totaled $6.6 million, up 4% from $6.3 million in the first quarter of 2001. The increase was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which has generated $6.0 million of revenue since its introduction in the third quarter of 2001. This increase was partially offset by cost reduction actions taken in April 2001, including a workforce reduction, wage cuts and reductions in discretionary spending.

Storage Solutions

     Sales, marketing, engineering and development expense for the first quarter of 2002 totaled $3.9 million, up 231% from $1.2 million in the first quarter of 2001. The increase was primarily due to the incremental costs associated with the acquisition of Articulent in April 2001.

General and administrative

     General and administrative expenses for the first quarter of 2002 totaled $2.5 million compared to $2.8 million in the first quarter of 2001. Elimination of goodwill amortization in the first quarter of 2002 due to adoption of SFAS 142 reduced expense by $66,000 compared to the first quarter of 2001. The remaining decrease relates to reductions in discretionary spending initiated at the end of the first quarter of 2001.

Other

     Excluding the $10.3 million loss from the sale and write-down of webMethods stock in the first quarter of 2001, other income for the three months April 30, 2002 and 2001 totaled $1.1 million and $1.9 million, respectively. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in an $825,000 increase in interest expense in the first quarter of 2002 compared to the first quarter of 2001. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds will be invested in investment grade, interest-bearing securities. During the first quarter of 2002, we recorded interest income of $1.9 million compared to $2.0 million in the first quarter of 2001. Additional interest income resulting from investment of the debt offering proceeds was offset by lower interest rates.

     We recorded a benefit for income taxes for the first quarter of 2002 at an effective income tax rate of 34%, compared to 31% for first quarter of 2001. The $10.3 million loss on the sale and write-down of the webMethods stock in the first quarter of 2001 was taxed at an effective tax rate of 30%. Excluding this item, our effective tax rate for first quarter of 2001 would have been 33%. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at April 30, 2002 totaled $243 million, an increase of $125 million since January 31, 2002. The increase is primarily due to receipt of the $121 million of net proceeds from the sale of 3% convertible subordinated notes in February 2002. The proceeds from the offering will be used for general working capital purposes, including potential acquisitions. Operations also contributed $7.4 million of cash in the first quarter of 2002. Uses of cash in the first quarter of 2002 included $4.0 million for capital equipment and field support spares.

     Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through 2002.

     In April of 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. As of May 31, 2002 we had repurchased 1.7 million shares of our common stock for $15.6 million.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at April 30, 2002, including open purchase orders incurred in the ordinary course of business, are as follows:

		Less Than	One to Three	Four to Five		After
Cash Obligation	Total	One Year	Years	Years		Five Years

Capital Leases	$2.1 million	$1.7 million	$442,000	$	None	$	None
Operating Leases	$26.3 million	$5.2 million	$9.2 million		$2.5 million		$9.4 million
Purchase Orders	$8.2 million	$7.4 million	$861,000	$	None	$	None
Convertible Subordinated notes, plus interest	$143.8 million	$3.8 million	$9.4 million		$130.6 million	$	None

Market Risk

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash, cash equivalents, and marketable securities. Our cash, cash equivalents and marketable securities are primarily maintained at five major financial institutions in the United States. As of April 30, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, U.S. government and agency securities and corporate debt securities. We believe that market risk due to changes in interest rates is not material.

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. On April 30, 2002, the average bid and ask price of our convertible subordinated notes due February 2007 was 74.31, resulting in an aggregate fair value of approximately $92.9 million. Our common stock is quoted on the Nadsaq National Market under the symbol “CMNT”. On April 30, 2002, the last reported sale price of our common stock on the Nasdaq Market was $9.54 per share.

     At April 30, 2002, our marketable securities included a $342,000 investment in a Standard & Poors 500 stock price index fund and a $329,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees. We also own 41,031 shares of webMethods stock received from the sale of IntelliFrame.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of April 30, 2002, we had an open forward exchange contract for 300,000 British pounds sterling that settles in June 2002.

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

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) technological change affecting our products; (vi) whether any delayed orders will be received; (vii) whether share repurchases, if continued, will have a positive impact on our stock price; (viii) unanticipated risks associated with introducing new products and features, and, (ix) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2002. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward looking statements speak as of the date hereof. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. None

Item 2. Changes in Securities and Use of Proceeds

     On February 20, 2002, we sold, in a private placement pursuant to Rule 144A of the Securities Act of 1933 as amended, $125 million in aggregate principal amount of 3 percent convertible subordinated notes due February 15, 2007. The subordinated notes were sold at par value. Holders of the notes may, in whole or in part, convert the notes into shares of our common stock at a conversion price of approximately $19.17 per share (aggregate of approximately 6.5 million shares) at any time prior to maturity on February 15, 2007. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which we mail the provisional redemption notice.

     We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2002. Debt issuance costs of $3.2 million are being amortized over a five-term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of section 5 of the Securities Act provided by Rule 144A. On May 1, 2002 we filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes. During the quarter ended April 30, 2002, the net proceeds of $121 million were invested in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, U.S. government and agency securities and corporate debt securities. The net proceeds remain available for general working capital purposes, including potential acquisitions.

Item 3-5. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

11.	Statement Re: Computation of Net Loss per Basic and Diluted Share.

(b)	Reports on Form 8-K

During the quarter ended April 30, 2002 the Company filed three reports on Form 8-K. On February 11, 2002, a Form 8-K was filed outlining the 10(b)5-1 trading plans of its officers and directors. On February 12, 2002, a Form 8-K was filed containing the Company’s press releases announcing fourth quarter 2001 results and the convertible debt offering. On February 14, 2002, a Form 8-K was filed containing the Company’s press release announcing the pricing of its convertible debt offering.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date:	June 12, 2002	By:	/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer (Principal financial officer)

		By:	/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

Item	Description

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

11.	Statement Re: Computation of Net Loss per Basic and Diluted Shares......................................................Electronically Filed