Form 10-Q
period 2002-07-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2002-09-12
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442

(Address of principal executive offices)(Zip Code)

Telephone Number: (763) 268-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No

As of August 31, 2002, the registrant had 26,935,601 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	July 31,		July 31,

	2002	2001	2002	2001

Revenue:
Product sales	$33,128	$27,682	$62,882	$43,719
Service fees	15,738	13,901	31,196	27,277

Total revenue	48,866	41,583	94,078	70,996

Cost of revenue:
Cost of product sales	19,612	15,556	36,980	25,017
Cost of service fees	9,308	9,467	19,068	18,954

Total cost of revenue	28,920	25,023	56,048	43,971

Gross profit	19,946	16,560	38,030	27,025

Operating expenses:
Sales and marketing	14,208	11,854	29,785	22,749
Engineering and development	6,591	5,134	13,259	11,418
General and administrative	2,694	2,169	5,207	4,937
Restructuring charge	—	—	—	996

Total operating expenses	23,493	19,157	48,251	40,100

Loss from operations	(3,547)	(2,597)	(10,221)	(13,075)

Other income (expense):
Loss on sale and write-down of WebMethods stock	—	—	—	(10,283)
Other, net	373	1,371	1,429	3,223

Other income (expense), net	373	1,371	1,429	(7,060)

Loss before income taxes	(3,174)	(1,226)	(8,792)	(20,135)
Benefit for income taxes	(1,068)	(405)	(2,989)	(6,336)

Loss from continuing operations	(2,106)	(821)	(5,803)	(13,799)

Discontinued operations:
Gain on sale of IntelliFrame	—	—	—	12,620
Loss on sale of Propelis Software	—	—	—	(6,197)

	—	—	—	6,423

Net loss before cumulative effect of change in accounting principle	(2,106)	(821)	(5,803)	(7,376)

Cumulative effect of change in accounting principle	—	—	(10,068)	—

Net loss	$(2,106)	$(821)	$(15,871)	$(7,376)

Basic and diluted income (loss) per share:
Continuing operations	$(.07)	$(.03)	$(.20)	$(.46)

Discontinued operations	$—	$—	$—	$.22

Cumulative effect of change in accounting principle	$—	$—	$(.34)	$—

Net loss	$(.07)	$(.03)	$(.54)	$(.25)

Shares	28,466	29,729	29,437	29,746

See accompanying notes to Consolidated Financial Statements

CNT
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,
	2002		January 31,
	(unaudited)		2002

Assets
Current assets:
Cash and cash equivalents	$84,485	$	34,402
Marketable securities	115,868		83,612
Receivables, net	48,401		53,962
Inventories	33,386		31,410
Deferred tax asset	5,134		5,134
Other current assets	2,690		4,138

Total current assets	289,964		212,658

Property and equipment, net	25,356		25,604
Field support spares, net	5,321		4,562
Deferred tax asset	10,402		11,048
Goodwill and other intangibles, net	12,490		14,533
Other assets	4,452		1,333

	$347,985	$	269,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,581	$	17,240
Accrued liabilities	19,421		20,158
Deferred revenue	15,825		13,466
Current installments of obligations under capital lease	1,231		1,523

Total current liabilities	50,058		52,387

Convertible subordinated debt	125,000		—
Obligations under capital lease, less current installments	282		708

Total liabilities	175,340		53,095

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—		—
Series A Junior participating preferred stock, authorized 40 shares, none issued & outstanding	—		—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 27,026 at July 31, 2002 and 30,383 at January 31, 2002	270		304
Additional paid-in capital	174,724		202,996
Unearned compensation	(982)		(1,232)
Retained earnings (accumulated deficit)	(412)		15,459
Accumulated other comprehensive loss	(955)		(884)

Total shareholders’ equity	172,645		216,643

	$347,985	$	269,738

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	July 31,

	2002	2001

Operating Activities:
Net loss	$(15,871)	$(7,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	10,068	—
Discontinued operations	—	(6,423)
Depreciation and amortization	8,138	7,421
Non-cash compensation expense	354	286
Loss on sale and write-down of webMethods stock	—	10,283
Changes in operating assets and liabilities, net of acquisition:
Receivables	9,442	17,676
Inventories	(1,925)	(12,992)
Other current assets	1,448	(52)
Accounts payable	(5,418)	(25,517)
Accrued liabilities	(4,578)	(14,079)
Deferred revenue	2,359	(1,316)

Net cash provided by (used in) continuing operations	4,017	(32,089)
Net cash used in discontinued operations	—	(3,566)

Cash provided by (used in) operating activities	4,017	(35,655)

Investing Activities:
Additions to property and equipment	(4,052)	(3,615)
Additions to field support spares	(2,823)	(1,717)
Acquisition of Articulent, net of cash acquired	—	(11,132)
Acquisition of Bi-Tech, net of cash acquired	(7,723)	—
Net proceeds from the sale of IntelliFrame	—	5,800
Proceeds from the sale of webMethods stock	—	6,281
Net (purchase) redemption of marketable securities	(32,775)	21,876
Other assets	175	557

Cash provided by (used in) investing activities	(47,198)	18,050

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	121,706	—
Proceeds from issuance of common stock	1,531	1,625
Repurchase of common stock	(29,941)	(687)
Repayments of obligations under capital leases	(719)	(771)

Cash provided by financing activities	92,577	167

Effects of exchange rate changes	687	(206)

Net increase (decrease) in cash and cash equivalents	50,083	(17,644)
Cash and cash equivalents — beginning of period	34,402	39,444

Cash and cash equivalents — end of period	$84,485	$21,800

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission. References to fiscal 2002 and 2001, represent the twelve months ended January 31, 2003 and 2002, respectively.

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

     The Company’s remaining investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit. Excluding the sale of webMethods stock noted above, the Company did not realize any significant gains or losses from the sale of marketable securities during the first six months of fiscal 2002 or 2001.

(3)  INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	July 31,	January 31,
	2002	2002

Inventories:
Components and subassemblies	$25,313	$22,391
Work in process	2,817	3,834
Finished goods	5,256	5,185

	$33,386	$31,410

(4) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosure concerning business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually using a two-step impairment test. The application of SFAS No. 141 did not affect previously reported amounts included in goodwill and other intangible assets.

     Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication of goodwill impairment. The Company tested its reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The Company engaged a third-party appraisal firm to determine the fair value of a reporting unit within its Storage Solutions segment. This evaluation indicated that the goodwill associated with the acquisition of Articulent in April of 2001 was impaired. The performance of this business has not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10.1 million from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in the first quarter ended April 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

(5) ACQUISITION

     On June 24, 2002, the Company acquired all the outstanding stock of Bi-Tech Solutions, Inc. (Bi-Tech), a leading provider of storage management solutions and services, for $12 million in cash plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The Company has allocated $5.9 million and $1.8 million of the purchase price to goodwill and customer list, respectively. The customer list is currently being amortized over a ten-year period. The final allocation of the purchase price will be subject to adjustment based on an independent third party appraisal. The accompanying financial statements include the results of Bi-Tech since June 24, 2002.

     The purchase agreement requires payment of additional consideration to the former stockholders and the Bi-Tech employees based on achievement of certain earnings levels for each of the next two years starting July 1, 2002. The additional consideration can be paid in cash or stock of the Company at the Company’s option. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to Bi-Tech employees will be recorded as compensation expense. During the second quarter ended July 31, 2002 and based on Bi-Tech’s operations since July 1, 2002, an additional $431 was added to goodwill and $88 was recorded as compensation expense.

(6) GOODWILL AND INTANGIBLE ASSETS

     As described previously, the Company adopted SFAS No. 142 as of February 1, 2002. The following table reflects the consolidated results adjusted as if the adoption of SFAS No. 142 occurred as of the beginning of the six month period ended July 31, 2001:

	Three months ended July 31,		Six months ended July 31,

	2002	2001	2002	2001	FY 2001

Net loss, as reported	$(2,106)	$(821)	$(15,871)	$(7,376)	$(3,706)
Add back amortization of goodwill	—	196	—	262	624

Net loss, as adjusted	$(2,106)	$(625)	$(15,871)	$(7,114)	$(3,082)

Basic and diluted loss per share, as reported	$(0.07)	$(0.03)	$(0.54)	$(0.25)	$(0.12)
Add back amortization of goodwill	—	0.01	—	0.01	0.02

Basic and diluted loss per share, as adjusted	$(0.07)	$(0.02)	$(0.54)	$(0.24)	$(0.10)

     The change in the net carrying amount of goodwill for the six months ended July 31, 2002 was as follows:

	Networking	Storage
	Solutions	Solutions
	Segment	Segment	Total

Balance February 1, 2002	$471	$13,599	$14,070
Acquisition of Bi-Tech	—	6,321	6,321
Translation Adjustment	(45)		(45)
Impairment Charge	—	(10,068)	(10,068)

Balance as of July 31, 2002	$426	$9,852	$10,278

     The components of other amortizable intangible assets were as follows:

	July 31, 2002		January 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer List	$2,298	$(86)	$505	$(42)

Total other intangible assets, net	$2,212		$463

     Amortization expense for intangible assets during the six months ended July 31, 2002 was $44. Amortization expense for the remainder of fiscal 2002 is estimated to be $115. Amortization expense is estimated to be $230 each year from 2003 through 2007.

(7) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Six months ended
	July 31,

	2002	2001

Net loss	$(15,871)	$(7,376)
Unrealized loss on marketable securities, net of tax effect of $267	(519)	—
Foreign currency translation adjustment, net of tax effect of $0	448	(313)

Total comprehensive loss	$(15,942)	$(7,689)

(8) SEGMENT INCOME

     The Company has two reportable segments consisting of its Networking Solutions business unit and Storage Solutions business unit. The Networking Solutions business unit consists of our storage and channel networking products and related services. The Storage Solutions business unit consists of our storage networking design and implementation services, the Articulent storage management business we acquired in April of 2001 and the Bi-Tech storage management business we acquired in June of 2002. The Company’s two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different market strategies. The Company evaluates performance based on operating profit or loss before special charges and income taxes.

	Three months ended		Six months ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenue:
Networking Solutions	$34,575	$30,024	$67,776	$55,180
Storage Solutions	14,291	11,559	26,302	15,816

Total	$48,866	$41,583	$94,078	$70,996

Loss from Operations:
Networking Solutions	$(2,301)	$(1,494)	$(6,541)	$(6,930)
Storage Solutions	(1,246)	(1,103)	(3,680)	(2,824)
Special charges	—	—	—	(3,321)

Total	$(3,547)	$(2,597)	$(10,221)	$(13,075)

(9) CONVERTIBLE DEBT

     In February 2002, the Company sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into the Company’s common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of its common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the redemption notice is mailed. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

(10) DISCONTINUED OPERATIONS

     Propelis Software, Inc., formerly known as the Enterprise Integration Solutions Division, including IntelliFrame, developed and sold EAI software that automates the integration of computer software applications, and business workflow processes. In August 2000, the Company determined to divest Propelis Software, Inc. and focus on its core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements. During 2001 the Company sold substantially all of the assets of its discontinued operations in a series of transactions. These included the sale of its IntelliFrame subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software were cancelled or have lapsed.

     On February 2, 2001 the Company sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPm™ product, to webMethods, Inc. for $8.8 million in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17.1 million which reflects a discount from its publicly reported trading price due to the initial restrictions placed on the Company’s ability to freely sell the stock. In connection with this transaction, the Company paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12.6 million in the first quarter of fiscal 2001.

     In the first quarter of fiscal 2001, the Company accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

     On August 23, 2001 the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd. for $6.0 million in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada Ltd. stock at a price of $3.26 per share. The transaction resulted in an after tax gain of $1.8 million in the third quarter of fiscal 2001.

(11) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. Management believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial statements. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early application encouraged.

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

     Economic conditions in early 2001 caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. However, we believe the need for storage networking solutions is significant and will continue to increase. The reduction in demand for our products and services resulted in the following charges in the first quarter of fiscal 2001:

•	$2.0 million to write-down slow moving inventory

•	$325,000 for the write-off of a product; and

•	$996,000 for restructuring, principally severance.

Cumulative Effect of Change in Accounting Principle

     Effective February 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” In connection with the adoption of SFAS No. 142, we engaged a third party appraisal firm to determine the fair value of one of the reporting units within our Storage Solutions segment. This evaluation indicated that the goodwill associated with our acquisition of Articulent in April of 2001 was impaired resulting in a $10.1 million non-cash charge. This non-cash charge was recognized as a cumulative effect of change in accounting principle in our first quarter ended April 30, 2002.

Sale and Write-down of webMethods Stock

     During the first quarter of fiscal 2001, we sold 232,511 shares of webMethods stock received from the sale of IntelliFrame for approximately $6.2 million, resulting in a pre-tax loss of approximately $8.7 million. We also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock that we still own, resulting in a pre-tax loss of approximately $1.5 million.

Discontinued Operations — Divestiture of Propelis Software, Inc.

     Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division, including IntelliFrame, developed and sold our Enterprise Access Integration software that automates the integration of computer software applications, and business workflow processes. In August 2000, we determined to divest Propelis Software, Inc. and focus on our core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements. During fiscal 2001 we sold substantially all of the assets of our discontinued operations in a series of transactions. These included the sale of our IntelliFrame subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software have been cancelled or have lapsed.

     On February 2, 2001 we sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPm™ product, to webMethods, Inc. for $8.8 million in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17.1 million, which reflects a discount from its publicly reported trading price due to the initial restrictions placed on our ability to freely sell the stock. In connection with this transaction, we paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12.6 million in the first quarter of fiscal 2001.

     In the first quarter of fiscal 2001, we accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

     On August 23, 2001 we sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd. for $6.0 million in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada Ltd. stock at a price of $3.26 per share. The transaction resulted in an after tax gain of $1.8 million in the third quarter of fiscal 2001.

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

Acquisition of Bi-Tech Solutions, Inc.

     On June 24, 2002, we acquired all the outstanding stock of Bi-Tech Solutions, Inc. (Bi-Tech), a leading provider of storage management solutions and services, for $12 million in cash plus the assumption of approximately

$3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The accompanying financial statements include the results of Bi-Tech since June 24, 2002.

     The purchase agreement requires that we pay at our option in cash or in our stock to the former stockholders and the Bi-Tech employees additional consideration based on certain earnings levels for each of the next two years starting July 1, 2002. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to Bi-Tech employees will be recorded as compensation expense. During the second quarter ended July 31, 2002 and based on Bi-Tech’s operations since July 1, 2002, an additional $431,000 was added to goodwill and $88,000 was recorded as compensation expense.

Convertible Debt Offering

     In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

     The segment operating information for the three and six months ended July 31, 2002 and 2001 is for illustrative purposes only and has been adjusted to eliminate the effects of special items and other charges recognized by our Networking Solutions segment during the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of a product and a $996,000 restructuring charge.

Networking Solutions					Storage Solutions

Three months ended		Six months			Three months		Six months
July 31,		ended			ended		ended
		July 31,			July 31,		July 31,

2002	2001	2002	2001		2002	2001	2002	2001

				Revenue:
68.4%	63.9%	67.7%	59.4%	Product sales	66.3%	73.4%	64.5%	69.2%
31.6	36.1	32.3	40.6	Service fees	33.7	26.6	35.5	30.8

100.0	100.0	100.0	100.0	Total revenue	100.0	100.0	100.0	100.0

				Gross profit:
47.8	52.7	49.2	56.2	Product sales	23.4	23.7	19.5	23.7
50.2	48.5	47.7	44.8	Service fees	19.7	(26.7)	18.3	(35.2)

48.5	51.2	48.7	51.6	Total gross profit	22.1	10.3	19.1	5.6

				Operating expenses:
30.8	32.5	33.2	35.3	Sales and marketing	25.0	18.1	27.9	20.6
18.1	17.1	18.9	20.7	Engineering and	2.4	0.0	1.7	0.0
				development
				General and
6.3	6.6	6.3	8.1	administrative	3.5	1.7	3.5	2.8

				Total operating
55.2	56.2	58.4	64.1	expenses	30.9	19.8	33.1	23.4

(6.7)%	(5.0)%	(9.7)%	(12.5)%	Loss from operations	(8.8)%	(9.5)%	(14.0)%	(17.8)%

Revenue

Networking Solutions

     Our networking solutions business generated revenues of $34.6 million and $67.8 million in the second quarter and first half of fiscal 2002, respectively, increases of 15% and 23%, respectively, from $30.0 million and $55.2 million for the second quarter and first half of fiscal 2001. Storage networking product revenues totaled $19.8 million and $38.4 million in the second quarter and first half of fiscal 2002, respectively, increases of 23% and 61%, respectively, from $16.1 million and $23.8 million in the second quarter and first half of fiscal 2001. Channel networking product revenues totaled $3.9 million and $7.6 million in the second quarter and first half of fiscal 2001, respectively, an increase of 26% and decrease of 16%, respectively, from $3.1 million and $8.9 million for the second quarter and first half of fiscal 2001. We expect that revenue from our storage networking products will account for a substantial and growing portion of our total networking revenue for the foreseeable future. Further we do not expect revenue for our channel networking products to increase significantly and it may decline in the future.

     Service revenues associated with our networking business totaled $10.9 million and $21.9 million in the second quarter and first half of fiscal 2002, respectively, an increase of 1% and decrease of 2%, respectively, from $10.8 million and $22.4 million in the second quarter and first half of fiscal 2001.

Storage Solutions

     Revenue for our storage solutions business increased in the second quarter and first half of fiscal 2002 to $14.3 million and $26.3 million, respectively, up 24% and 66%, respectively, from $11.6 million and $15.8 million for the second quarter and first half of fiscal 2001. Our acquisition of Bi-Tech in June 2002 contributed $1.7 million of revenue in the second quarter of fiscal 2002. Our acquisition of Articulent in April 2001 and Bi-Tech in June 2002 has significantly expanded our solution offerings and accounts for a significant portion of the increase in revenue when comparing the first half of fiscal 2002 to 2001.

General

     Revenue generated from the sale of products and services outside the United States for the second quarter and first half of fiscal 2002 totaled $12.7 million and $22.2 million, respectively, increases of 15% and 7%, respectively, from $11.0 million and $20.7 million for the second quarter and first half of fiscal 2001. Bi-Tech increased our international sales in the second quarter and first half of fiscal 2002 by $1.7 million. Bi-Tech is based in the United Kingdom and will increase our international sales in future periods.

     No single customer accounted for more than 10% of our revenue during the first half of fiscal 2002 or 2001. Price discounting had a small impact on our product revenue during these periods.

     During the first half of fiscal 2002, approximately 34% and 10% of our product revenue was derived from businesses in the financial services and information outsourcing industries, respectively.

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

Gross Profit Margin

Networking

     Gross product margins for our networking business for the second quarter and first half of fiscal 2002 were 48% and 49%, respectively, compared to 53% and 49%, respectively, in the second quarter and first half of fiscal 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of a product, gross product margins from the sale of networking products for the first half of fiscal 2001 would have been 56%. The decline in gross margin percentage, excluding charges, was due to the continued movement in sales mix toward our UltraNet® products which carry a lower margin than our older Channelink® products.

     Gross service margins for our networking business improved in the second quarter and first half of fiscal 2002 to 50% and 48%, respectively, from 49% and 45%, respectively, in the second quarter and first half of fiscal 2001. The improvement was due to economies of scale resulting from the steadily increasing base of customers contracting for services, actions taken in April 2001 to reduce headcount and wage expense, and a change in third party maintenance and logistic suppliers in 2001 that also reduced costs.

Storage Solutions

     Gross product margins for our storage solutions business for the second quarter and first half of fiscal 2002 were 23% and 20%, respectively, compared to 24% in the second quarter and first half of fiscal 2001. The decline in gross margin percentage was primarily due to a change in product mix, with a higher percentage of revenue coming from the sale of lower margin third party products.

     Gross service margins for our storage solutions business improved in the second quarter and first half of fiscal 2002 to 20% and 18%, respectively, from a negative 27% and 35%, respectively, in the second quarter and first half of fiscal 2001. The service costs for the solutions business, mainly people, tend to be fixed in nature. The improvement in gross service margins was due to higher utilization of our employee consultants.

Operating Expenses

Networking

     Sales and marketing expense for the second quarter and first half of fiscal 2002 totaled $10.6 million and $22.5 million, up 9% and 15%, respectively, from $9.8 million and $19.5 million in the second quarter and first half of fiscal 2001. Since the beginning of 2001, we have increased our sales force by over 25% and have added additional sales management to increase revenue and grow our business. Commission expenses were also higher in the second quarter and first half of fiscal 2002 when compared to the same periods of 2001 as a result of higher levels of sales.

     Engineering and development expense for the second quarter and first half of fiscal 2002 totaled $6.2 million and $12.8 million, up 22% and 12%, respectively, from $5.1 million and $11.4 million in the second quarter and first half of fiscal 2001. The increase was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which has generated $9.0 million of revenue since its introduction in the third quarter of fiscal 2001. This increase was partially offset by cost reduction actions taken in April 2001, including a workforce reduction, wage cuts and reductions in discretionary spending.

Storage Solutions

     Sales, marketing, engineering and development expense for the second quarter and first half of fiscal 2002 totaled $3.9 million and $7.8 million, up 87% and 138%, respectively, from $2.1 million and $3.3 million in the second quarter and first half of fiscal 2001. The increase was primarily due to the incremental costs associated with the acquisitions of Articulent in April 2001 and Bi-Tech in June 2002. The Bi-Tech acquisition increased sales, marketing, engineering and development expense in the second quarter of fiscal 2002 by $378,000.

General and administrative

     General and administrative expenses for the second quarter and first half of fiscal 2002 totaled $2.7 million and $5.2 million, respectively, up from $2.2 million and $4.9 million in the second quarter and first half of fiscal 2001. General and administrative expense in the second quarter and first half of fiscal 2002 include approximately $122,000 of legal fees for potential acquisitions that were not pursued. The Bi-Tech acquisition also increased general and administrative expenses by $106,000 in the second quarter of fiscal 2002. The remainder of the increase was due to higher professional fees and employee related expenses. Elimination of goodwill amortization in the second quarter and first half of fiscal 2002 due to adoption of SFAS 142 reduced expense by $196,000 and $262,000, respectively, when compared to the second quarter and first half of fiscal 2001.

Other

     Excluding the $10.3 million loss from the sale and write-down of webMethods stock in the first quarter of fiscal 2001, other income for the second quarter and first half of fiscal 2002 totaled $373,000 and $1.4 million, respectively, compared to $1.4 million and $3.2 million in the second quarter and first half of fiscal 2001. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in increases of $1.1 million and $1.9 million in interest expense for the second quarter and first half of fiscal 2002 when compared the same periods of 2001. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds will be invested in investment grade, interest-bearing securities. During the second quarter and first half of fiscal 2002, we recorded interest and other income of $1.5 million and $3.5 million, respectively, compared to $1.4 million and $3.4 million in the second quarter and first half of fiscal 2001. Additional interest income resulting from investment of the debt offering proceeds was offset by lower interest rates.

     We recorded a benefit for income taxes for the second quarter and first half of fiscal 2002 at an effective income tax rate of 34%, compared to 33% and 31% for second quarter and first half of fiscal 2001. The $10.3 million loss on the sale and write-down of the webMethods stock in the first quarter of fiscal 2001 was taxed at an effective tax rate of 30%. Excluding this item, our effective tax rate for the first half of fiscal 2001 would have been 33%. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at July 31, 2002 totaled $200 million, an increase of $82 million since January 31, 2002. The increase is primarily due to receipt of the $121 million of net proceeds from the sale of 3% convertible subordinated notes in February 2002. The proceeds from the offering will be used for general working capital purposes, including potential acquisitions. Operations also contributed $4.0 million of cash in the first half of fiscal 2002. Uses of cash in the first half of fiscal 2002 included $6.9 million for capital equipment and field support spares, along with $7.7 million for the acquisition of Bi-Tech. In April of 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. As of July 31, 2002 we had repurchased 3.8 million shares of our common stock for $30.6 million pursuant to this authorization. Approximately $29.9 million of these repurchases were in the second quarter of fiscal 2002.

     Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We believe that our current balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through the next twelve months.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at July 31, 2002, including open purchase orders incurred in the ordinary course of business, are as follows:

		Less Than	One to		Four to Five		After
Cash Obligation	Total	One year	Three Years		Years		Five Years

Capital leases	$1.7 million	$1.4 million	$328,000	$	None	$	None
Operating leases	$25.3 million	$5.3 million	$8.9 million		$2.5 million		$8.6 million
Purchase orders	$6.7 million	$5.9 million	$790,000	$	None	$	None
Convertible subordinated notes, plus interest	$143.8 million	$3.8 million	$11.3 million		$128.7 million	$	None

ITEM 3. MARKET RISK

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash, cash equivalents, and marketable securities. Our cash, cash equivalents and marketable securities are primarily maintained at six major financial institutions in the United States. As of July 31, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of U.S. government and agency securities, corporate debt securities and bank certificates of deposits. We believe that market risk due to changes in interest rates is not material.

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. Our common stock is quoted on the Nadsaq National Market under the symbol “CMNT”. On July 31, 2002, the last reported sale price of our common stock on the Nasdaq Market was $5.48 per share.

     At July 31, 2002, our marketable securities included a $202,000 investment in a Standard & Poors 500 stock price index fund and a $176,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees. We also own 41,031 shares of webMethods stock received from the sale of IntelliFrame.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pound sterling. As of July 31, 2002, we had an open forward exchange contract for 300,000 euro that settled in August 2002.

ITEM 4. CONTROLS AND PROCEDURES

     In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

PART II. OTHER INFORMATION

Item 1-3. None

Item 4.    Submission of matters to a vote of security holders

(a)	The annual meeting of shareholders was held on June 25, 2002
(b)	Election as directors of the company:
Thomas G. Hudson
Erwin A. Kelen
John A. Rollwagen
Patrick W. Gross
Lawrence A. McLernon
(c)	Matters voted upon

		Affirmative	Negative	Abstain	Broker
		Votes	Votes	Votes	Non-Votes

1.	Election of Directors
	Thomas G. Hudson	21,238,619	7,098,346	—	—
	Erwin A. Kelen	27,353,598	983,367	—	—
	John A. Rollwagen	27,331,978	1,004,987	—	—
	Patrick W. Gross	27,380,763	956,202	—	—
	Lawrence A. McLernon	27,357,472	979,493	—	—

2.	Proposal to amend the 1992 employee Stock purchase plan to increase the number of shares authorized for issuance thereunder by 400,000 to 1,500,000	27,409,875	1,543,311	1,223,190	—

3.	Proposal to adopt the 2002 stock award plan with an initial share authorization for issuance thereunder of 1,000,000	20,220,619	6,981,619	1,134,727	—

4.	Proposal to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending January 31, 2003	27,521,314	768,725	46,926	—

Item 5.    None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits filed herewith.

2.1	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto (Incorporated by reference to Exhibit 2.2 Registration Statement No. 333-87376.)

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

11.	Statement Re: Computation of Net Loss per Basic and Diluted Share.

     (b)  Reports on Form 8-K

During the quarter ended July 31, 2002 the Company filed three reports on Form 8-K. On June 15, 2002, a Form 8-K was filed containing the Company’s Amended/Restated 1999 Stock Award Plan and the Amended/Restated 1992 Employee Stock Purchase Plan. On July 18, 2002 a Form 8-K was filed outlining the Change of Control Agreements the Company entered into with Thomas Hudson and Gregory Barnum. On August 5, 2002, a Form 8-K was filed containing the Approval of Amendments related to the Company’s 1992 and 2002 Stock Award Plans.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date:	September 11, 2002	By:	/s/ Gregory T. Barnum

Gregory T. Barnum
Chief Financial Officer
(Principal financial officer)

		By:	/s/ Jeffrey A. Bertelsen

Jeffrey A. Bertelsen
Corporate Controller
and Treasurer (Principal accounting officer)

CERTIFICATIONS

I, Thomas G. Hudson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Computer Network Technology Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

/s/ Thomas G. Hudson Thomas G. Hudson Chief Executive Officer

I, Gregory T. Barnum, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Computer Network Technology Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer

EXHIBIT INDEX

Item	Description

2.1	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto (Incorporated by reference to Exhibit 2.2 Registration Statement No. 333-87376.)

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

11.	Statement Re: Computation of Net Loss per Basic and Diluted Share. Electronically Filed