Form 10-Q
period 2002-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2002-12-13
CIK 701319

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442

(Address of principal executive offices)(Zip Code)

Telephone Number: (763) 268-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No

As of December 4, 2002, the registrant had 26,803,035 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

CNT
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended

	October 31,		October 31,

	2002	2001	2002	2001

Revenue:
Product sales	$39,009	$40,392	$101,891	$84,111
Service fees	16,894	14,970	48,090	42,247

Total revenue	55,903	55,362	149,981	126,358

Cost of revenue:
Cost of product sales	24,842	23,471	61,822	48,488
Cost of service fees	9,511	9,864	28,579	28,818

Total cost of revenue	34,353	33,335	90,401	77,306

Gross profit	21,550	22,027	59,580	49,052

Operating expenses:
Sales and marketing	13,614	14,040	43,399	36,789
Engineering and development	7,063	6,023	20,322	17,441
General and administrative	2,696	2,290	7,903	7,227
Restructuring charge	—	—	—	996

Total operating expenses	23,373	22,353	71,624	62,453

Loss from operations	(1,823)	(326)	(12,044)	(13,401)

Other income (expense):
Loss on sale/write-down of webMethods stock	—	—	—	(10,283)
Interest income and other income, net	1,344	1,306	4,816	4,657
Interest expense	(1,146)	(86)	(3,189)	(214)

Other income (expense), net	198	1,220	1,627	(5,840)

Income (loss) before income taxes	(1,625)	894	(10,417)	(19,241)
Provision (benefit) for income taxes	(554)	295	(3,543)	(6,041)

Income (loss) from continuing operations	(1,071)	599	(6,874)	(13,200)

Discontinued operations, net of tax	207	1,799	207	8,222

Net income (loss) before cumulative effect of change in accounting principle	(864)	2,398	(6,667)	(4,978)

Cumulative effect of change in accounting principle	—	—	(10,068)	—

Net income (loss)	$(864)	$2,398	$(16,735)	$(4,978)

Basic income (loss) per share:
Continuing operations	$(.04)	$.02	$(.24)	$(.44)

Discontinued operations	$.01	$.06	$.01	$.28

Cumulative effect of change in accounting principle	$—	$-	$(.35)	$—

Net income (loss)	$(.03)	$.08	$(.59)	$(.17)

Shares	26,896	29,923	28,574	29,806

Diluted income (loss) per share:
Continuing operations	$(.04)	$.02	$(.24)	$(.44)

Discontinued operations	$.01	$.06	$.01	$.28

Cumulative effect of change in accounting principle	$—	$-	$(.35)	$—

Net income (loss)	$(.03)	$.08	$(.59)	$(.17)

Shares	26,896	31,195	28,574	29,806

See accompanying notes to Consolidated Financial Statements

CNT
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,
	2002	January 31,
	(unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$100,326	$34,402
Marketable securities	102,548	83,612
Receivables, net	51,069	53,962
Inventories	30,304	31,410
Deferred tax asset	6,463	5,134
Other current assets	2,881	4,138

Total current assets	293,591	212,658

Property and equipment, net	23,175	25,604
Field support spares, net	6,092	4,562
Deferred tax asset	14,520	11,048
Goodwill and other intangibles, net	15,339	14,533
Other assets	4,238	1,333

	$356,955	$269,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,359	$17,240
Accrued liabilities	24,615	20,158
Deferred revenue	15,992	13,466
Current installments of obligations under capital lease	984	1,523

Total current liabilities	60,950	52,387

Convertible subordinated debt	125,000	-
Obligations under capital lease, less current installments	69	708

Total liabilities	186,019	53,095

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A Junior participating preferred stock, authorized 40 shares, none issued & outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 26,799 at October 31, 2002 and 30,383 at January 31, 2002	268	304
Additional paid-in capital	173,277	202,996
Unearned compensation	(879)	(1,232)
Retained earnings (accumulated deficit)	(1,276)	15,459
Accumulated other comprehensive loss	(454)	(884)

Total shareholders’ equity	170,936	216,643

	$356,955	$269,738

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	October 31,

	2002	2001

Operating Activities:
Net loss	$(16,735)	$(4,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	10,068	—
Discontinued operations	(207)	(8,222)
Depreciation and amortization	11,889	11,636
Non-cash compensation expense	436	436
Changes in deferred taxes	(5,447)	—
Loss on sale and write-down of webMethods stock	—	10,283
Changes in operating assets and liabilities, net of acquisition:
Receivables	6,774	8,368
Inventories	1,157	(11,695)
Other current assets	1,257	662
Accounts payable	360	(22,139)
Accrued liabilities	(2,275)	(6,814)
Deferred revenue	2,526	(3,424)

Net cash provided by (used in) continuing operations	9,803	(25,887)
Net cash provided by (used in) discontinued operations	207	(8,830)

Cash provided by (used in) operating activities	10,010	(34,717)

Investing Activities:
Additions to property and equipment	(4,738)	(4,176)
Additions to field support spares	(4,448)	(2,284)
Acquisition of Articulent, net of cash acquired	—	(10,891)
Acquisition of Bi-Tech, net of cash acquired	(7,723)	—
Net proceeds from the sale of IntelliFrame	—	5,800
Proceeds from the sale of Propelis Software, Inc.	—	6,000
Proceeds from the sale of webMethods stock	—	6,281
Net (purchase) redemption of marketable securities	(18,939)	27,808
Other assets	390	779

Cash provided by (used in) investing activities	(35,458)	29,317

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	121,706	—
Proceeds from issuance of common stock	2,119	1,782
Repurchase of common stock	(31,975)	(1,168)
Repayments of obligations under capital leases	(1,179)	(687)

Cash provided by (used in) financing activities	90,671	(73)

Effects of exchange rate changes	701	(48)

Net increase (decrease) in cash and cash equivalents	65,924	(5,521)
Cash and cash equivalents — beginning of period	34,402	39,444

Cash and cash equivalents — end of period	$100,326	$33,923

Cash paid for interest	$1,950	$214

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

     The Company’s remaining investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit. Excluding the sale of webMethods stock noted above, the Company did not realize any significant gains or losses from the sale of marketable securities during the first nine months of fiscal 2002 or 2001.

(3)  INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	October 31,	January 31,
	2002	2002

Inventories:
Components and subassemblies	$23,164	$22,391
Work in process	1,594	3,834
Finished goods	5,546	5,185

	$30,304	$31,410

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

     Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication of goodwill impairment. The Company tested its reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The Company engaged a third-party appraisal firm to determine the fair value of a reporting unit within its former Storage Solutions segment. This valuation indicated that the goodwill associated with the acquisition of Articulent in April of 2001 was impaired. The performance of this business has not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10.1 million from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in the first quarter ended April 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

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

     The purchase agreement requires payment of additional consideration to the former stockholders and the Bi-Tech employees based on achievement of certain earnings levels for each of the next two years starting July 1, 2002. The additional consideration can be paid in cash or stock of the Company at the Company’s option. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to Bi-Tech employees will be recorded as compensation expense. During the third quarter and nine months ended October 31, 2002 and based on Bi-Tech’s operations since July 1, 2002, an additional $2.6 million and $3.1 million respectively, was added to goodwill and $537,000 and $625,000 respectively, was recorded as compensation expense. The additional consideration payable to the employees for the three and nine months ended October 31, 2002 net of tax was $376,000 and $438,000, respectively.

(6)  GOODWILL AND INTANGIBLE ASSETS

     As described previously, the Company adopted SFAS No. 142 as of February 1, 2002. The following table reflects the consolidated results adjusted as if the adoption of SFAS No. 142 occurred as of the beginning of the nine month period ended October 31, 2001:

	Three months ended October 31,		Nine months ended October 31,		Twelve months ended January 31,

	2002	2001	2002	2001	2002

Net income (loss), as reported	$(864)	$2,398	$(16,735)	$(4,978)	$(3,706)
Add back amortization of goodwill	—	163	—	414	624

Net income (loss), as adjusted	$(864)	$2,561	$(16,735)	$(4,564)	$(3,082)

Basic income (loss) per share, as reported	$(0.03)	$0.08	$(0.59)	$(0.17)	$(0.12)
Add back amortization of goodwill	—	0.01	—	0.01	0.02

Basic income (loss) per share, as adjusted	$(0.03)	$0.09	$(0.59)	$(0.16)	$(0.10)

Diluted income (loss) per share, as reported	$(0.03)	$0.08	$(0.59)	$(0.17)	$(0.12)
Add back amortization of goodwill	—	0.01	—	0.01	0.02

Diluted income (loss) per share, as adjusted	$(0.03)	$0.09	$(0.59)	$(0.16)	$(0.10)

     The change in the net carrying amount of goodwill for the nine months ended October 31, 2002 was as follows:

Total

Balance February 1, 2002	$14,070
Acquisition of Bi-Tech	9,233
Translation adjustment	(46)
Impairment charge	(10,068)

Balance as of October 31, 2002	$13,189

     The components of other amortizable intangible assets were as follows:

	October 31, 2002		January 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$2,298	$(148)	$505	$(42)

Total	$2,298	$(148)	$505	$(42)

Total other intangible assets, net	$2,150		$463

     Amortization expense for intangible assets during the nine months ended October 31, 2002 was $106. Amortization expense for the remainder of fiscal 2002 is estimated to be $62. Amortization expense is estimated to be $248 each year from 2003 through 2007.

(7) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Nine months ended October 31,

	2002	2001

Net loss	$(16,735)	$(4,978)
Unrealized loss on marketable securities, net of tax effect of $60	(116)	—
Foreign currency translation adjustment, net of tax effect of $0	546	(157)

Total comprehensive loss	$(16,305)	$(5,135)

(8)  CONVERTIBLE DEBT

     In February 2002, the Company sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into the Company’s common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of its common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the redemption notice is mailed. The make whole payment represents additional interest payments that would have been made if the notes would not have been redeemed prior to its due date. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

(9)  DISCONTINUED OPERATIONS

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

     In the third quarter of fiscal 2002, the Company received $207,000 of royalty income, net of tax, related to the sale of discontinued operations in 2001.

(10)  NEW ACCOUNTING PRONOUNCEMENTS

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

     During the third quarter of fiscal 2002, we consolidated our Storage Solutions and Networking sales force into a single unit. Our business has evolved to the point where many of our traditional Networking sales personnel are now selling complete storage solutions, in addition to our proprietary UltraNet and Channelink products. It is no longer possible to allocate costs and prepare separate meaningful statements for what had been our Networking and Storage Solutions segments. As a result, our management now reviews and makes decisions utilizing financial information for the consolidated business.

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

Cumulative Effect of Change in Accounting Principle

     Effective February 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” In connection with the adoption of SFAS No. 142, we engaged a third party appraisal firm to determine the fair value of one of the reporting units within our former Storage Solutions segment. This valuation indicated that the goodwill associated with our acquisition of Articulent in April of 2001 was impaired resulting in a $10.1 million non-cash charge. This non-cash charge was recognized as a cumulative effect of change in accounting principle in our first quarter ended April 30, 2002.

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

     In the third quarter of fiscal 2002, the Company received $207,000 of royalty income, net of tax, related to the sale of discontinued operations in 2001.

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

     The purchase agreement requires that we pay at our option in cash or in our stock to the former stockholders and the Bi-Tech employees additional consideration based on certain earnings levels for each of the next two years starting July 1, 2002. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to Bi-Tech employees will be recorded as compensation expense. During the three and nine months ended October 31, 2002 and based on Bi-Tech’s earnings since July 1, 2002, additional consideration of $2.6 million and $3.1 million, respectively, was added to goodwill and $537,000 and $625,000, respectively, was recorded as compensation expense.

Convertible Debt Offering

     The additional consideration payable to the employees for the three and nine months ended October 31, 2002 net of tax was $376,000 and $438,000, respectively.

     In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. The make whole payment represents additional interest payments that would have been made if the notes would not have been redeemed prior to its due date. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

Results of Continuing Operations

     The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

     The operating information for the three and nine months ended October 31, 2002 and 2001 is for illustrative purposes only and has been adjusted to eliminate the effects of special items and other charges recognized during the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of a product and a $996,000 restructuring charge. Results for the three and nine months ended October 31, 2001 exclude goodwill amortization expense of $163,000 and $414,000, respectively. Goodwill amortization stopped effective February 1, 2002 when we adopted SFAS No. 142 “Goodwill and Other Intangibles Assets”. It also eliminates the effects of an earn-out payable to the employees of Bi-Tech of $537,000 and $625,000, respectively, for the three and nine months ended October 31, 2002.

	Three months ended		Nine months ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenue:
Product sales	69.8%	73.0%	68.0%	66.6%
Service fees	30.2	27.0	32.0	33.4

Total revenue	100.0	100.0	100.0	100.0

Gross profit:
Product sales	36.3	41.9	39.3	45.1
Service fees	44.5	34.1	40.9	31.8

Total gross profit	38.8	39.8	39.8	40.7

Operating expenses:
Sales and marketing	24.1	25.4	28.8	29.1
Engineering and development	12.3	10.9	13.4	13.8
General and administrative	4.7	3.8	5.2	5.4

Total operating expenses	41.1	40.1	47.4	48.3

Loss from operations	(2.3)%	(.3)%	(7.6)%	(7.6)%

Revenue

Product revenue

     Sales of our networking products generated revenues of $21.4 million and $67.3 million for the three and nine months ended October 31, 2002, respectively, a decrease of 23% and an increase of 11%, respectively, from $27.8 million and $60.5 million for the three and nine months ended October 31, 2001. Storage networking product revenues for the three and nine months ended October 31, 2002 totaled $18.6 million and $57.0 million, respectively, a decrease of 13% and an increase of 26%, respectively, from $21.3 million and $45.1 million for the three and nine months ended October 31, 2001. The decline in storage networking revenue in the third quarter of fiscal 2002 compared to the prior year period was due to delays in the receipt of certain sizable orders, and was not due to a loss of business. Channel networking product revenues for the three and nine months ended October 31, 2002 totaled $2.8 million and $10.3 million, respectively, down 57% and 33%, respectively, from $6.5 million and $15.4 million for the three and nine months ended October 31, 2001. We expect that revenue from our storage networking products will account for a substantial portion of our total networking product sales for the foreseeable future. Further we do not expect revenue for our channel networking products to increase significantly and it may decline in the future.

     Sales of our storage solutions products generated revenues for the three and nine months ended October 31, 2002 of $17.6 million and $34.6 million, respectively, increases of 40% and 47%, respectively, from $12.6 million and $23.6 million for the three and nine months ended October 31, 2001. Our acquisition of Bi-Tech in June 2002 contributed $7.3 million and $8.6 million of product revenue for the three and nine months ended October 31, 2002. Our acquisition of Articulent in April 2001 and Bi-Tech in June 2002 has significantly expanded our solution offerings and accounts for a significant portion of the increase in revenue when comparing the three and nine months ended October 31, 2002 to same periods of 2001.

Service revenue

     Service revenues from maintenance of our networking products for the three and nine months ended October 31, 2002 totaled $10.8 million and $32.6 million, respectively, down 3% for both periods, from $11.1 million and $33.5 million for the three and nine months ended October 31, 2001. The decrease can be attributed to cancellation of maintenance related to our Channelink® products and migrations of customers to our UltraNet® products.

     Our storage solutions service revenues for the three and nine months ended October 31, 2002 totaled $6.1 million and $15.4 million, respectively, increases of 59% and 77%, respectively, from $3.9 million and $8.7 million for the three and nine months ended October 31, 2001. The increase relates to our acquisition of Articulent in April of 2001 and Bi-Tech in June of 2002. During the three and nine months ended October 31, 2002, Bi-Tech contributed service revenue of $1.4 million and $1.8 million, respectively.

General

     Revenue generated from the sale of products and services outside the United States for the three and nine months ended October 31, 2002 totaled $19.1 million and $41.3 million, respectively, increases of 50% and 23%, respectively, from $12.8 million and $33.5 million for the three and nine months ended October 31, 2001. Bi-Tech increased our international sales for the three and nine months ended October 31, 2002 by $8.7 million and $10.4 million, respectively. Bi-Tech is based in the United Kingdom and we expect it will increase our international sales in future periods.

     No single customer accounted for more than 10% of our revenue during the three and nine months ended October 31, 2002. Price discounting had a small impact on our product revenue during these periods.

     During the nine months ended October 31, 2002, approximately 38%, 11% and 5% of our product revenue was derived from businesses in the financial services, information outsourcing and telecommunication industries, respectively.

     We primarily sell our storage network products directly to end-user customers in connection with joint marketing activities with our business partners. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect this cycle to continue.

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

Gross Profit Margins

Networking

     Gross product margins from our networking products for the three and nine months ended October 31, 2002 were 49%, down from 53% and 51% for the three and nine months ended October 31, 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of a product, gross product margins from the sale of networking products for the nine months ended October 31, 2001 would have been 55%. The decline in gross margin percentage, excluding charges, was due to the continued movement in sales mix toward our UltraNet® products which carry a lower margin than our older Channelink® products.

     Gross service margins from maintenance of our networking products for the three and nine months ended October 31, 2002 were 47% and 48%, respectively, down from 52% and 47% for the three and nine months ended October 31, 2001. The slight decrease for the three months ended October 31, 2002 when compared to the prior period was due to the lower maintenance revenue and a slight increase in costs. Overall we have been able to maintain or slightly improve our service margins due to economies of scale resulting from the steadily increasing base of customers contracting for services, actions taken in April 2001 to reduce headcount and wage expense, and a change in third party maintenance and logistic suppliers in 2001 that also reduced costs.

Storage Solutions

     Gross product margins from our storage solution products for the three and nine months ended October 31, 2002 were 21% and 20%, respectively, compared to 17% and 20%, respectively, for the three and nine months ended October 31, 2001. The increase for the third quarter of fiscal year 2002 when compared to the prior year period was primarily due to product mix.

     Gross service margins from our storage solution services improved for the three and nine months ended October 31, 2002 to 37% and 26%, respectively, from a negative 17% and 27%, respectively, for the three and nine months ended October 31, 2001. The service costs for the solutions business, mainly people, tend to be fixed in nature. The improvement in gross service margins was due to higher utilization of our employee consultants.

Operating Expenses

Sales and marketing

     Sales and marketing expense for the three and nine months ended October 31, 2002 totaled $13.6 million and $43.4 million, respectively, a decrease of 3% and an increase of 18%, respectively, from $14.0 million and $36.8 million for the three and nine months ended October 31, 2001. When comparing the third quarter of fiscal 2002 to the prior year, lower sales and marketing costs for travel, recruitment and product evaluations were partially offset by the incremental sales and marketing costs associated with our Bi-Tech acquisition in June of 2002, which totaled $878,000 and $1.0 million for the three and nine months ended October 31, 2002. The increase for the nine months ended October 31, 2002 when compared to the prior fiscal year period was due to higher employee related costs, including wages, fringe benefits and commissions.

Engineering

     Engineering and development expense for the three and nine months ended October 31, 2002 totaled $7.1 million and $20.3 million, up 17% for both periods, from $6.0 million and $17.4 million for the three and nine months ended October 31, 2001. The increase was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which has generated $12.8 million of revenue since its introduction in the third quarter of fiscal 2001. It also includes the incremental engineering costs from the Bi-Tech acquisition that totaled $667,000 and $864,000, respectively, for the three and nine months ended October 31, 2002. This increase was partially offset by cost reduction actions taken in April 2001, including a workforce reduction, wage cuts and reductions in discretionary spending.

General and administrative

     General and administrative expenses for the three and nine months ended October 31, 2002 totaled $2.7 million and $7.9 million, respectively, up 18% and 9%, respectively, from $2.3 million and $7.2 million for the three and nine months ended October 31, 2001. General and administrative expense for the nine months ended October 31, 2002 includes approximately $122,000 of legal fees for potential acquisitions that were not pursued. The Bi-Tech acquisition also increased general and administrative expenses by $397,000 and $503,000 for the three and nine months ended October 31, 2002. The remainder of the increase was due to higher professional fees and employee related expenses. Elimination of goodwill amortization for the three and nine months ended October 31, 2002 due to adoption of SFAS 142 reduced expense by $163,000 and $414,000, respectively, when compared to the three and nine months ended October 31, 2001.

Other

     Excluding the $10.3 million loss from the sale and write-down of webMethods stock in the first quarter of fiscal 2001, other income for the three and nine months ended October 31, 2002 totaled $198,000 and $1.6 million, respectively, compared to $1.2 million and $4.4 million for the three and nine months ended October 31, 2001. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in increases of $1.1 million and $3.1 million in interest expense for the three and nine months ended October 31, 2002 when compared to the same periods of 2001. Pending use of the offering proceeds for general corporate purposes or complementary acquisitions, the funds will be invested in investment grade, interest-bearing securities. During the three and nine months ended October 31, 2002, we recorded interest and other income of $1.3 million and $4.8 million, respectively, compared to $1.3 million and $4.7 million for the three and nine months of 2001. Additional interest income resulting from investment of the debt offering proceeds was offset by lower interest rates.

     We recorded a benefit for income taxes for the three and nine months ended October 31, 2002 at an effective income tax rate of 34%, compared to 33% and 31% for three and nine months ended October 31, 2001. The $10.3 million loss on the sale and write-down of the webMethods stock in the first quarter of fiscal year 2001 was taxed at an effective tax rate of 30%. Excluding this item, our effective tax rate for the nine months ended October 31, 2001 would have been 33%. As of October 31, 2002 we have net deferred tax assets of $21 million. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. This determination is reviewed on a quarterly basis. We may be required to provide a valuation allowance for all or a portion of this asset in the future if we do not generate sufficient taxable income as planned.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at October 31, 2002 totaled $203 million, an increase of $85 million since January 31, 2002. The increase is primarily due to receipt of the $121 million of net proceeds from the sale of 3% convertible subordinated notes in February 2002. The proceeds from the offering will be used for general working capital purposes, including potential acquisitions. Continuing operations also contributed $9.8 million of cash for the nine months ended October 31, 2002. Contributing to the cash provided by continuing operations for the nine months ended October 31, 2002 were a $6.8 million reduction in receivables and a $1.2 million reduction in inventory. Uses of cash for the nine months ended October 31, 2002 included $9.2 million for capital equipment and field support spares, along with $7.7 million for the acquisition of Bi-Tech. In April of 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. As of October 31, 2002 we had repurchased 4.1 million shares of our common stock for $32.8 million pursuant to this authorization. Approximately $32 million of these repurchases were in the second and third quarters of fiscal 2002.

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

     Our future minimum contractual cash obligations at October 31, 2002, including open purchase orders incurred in the ordinary course of business, are as follows:

		Less Than	One to		Four to Five		After
Cash Obligation	Total	One year	Three Years		Years		Five Years

Capital leases	$1.2 million	$1.1 million	$98,000	$	None	$	None
Operating leases	$24.3 million	$5.0 million	$8.8 million		$2.5 million		$8.0 million
Purchase orders	$14.4 million	$4.7 million	$9.7 million	$	None	$	None
Convertible subordinated notes, plus interest	$142.0 million	$3.8 million	$11.3 million		$126.9 million	$	None

     On December 3, 2002 we entered into a product development agreement that requires us to purchase $10.0 million of product. The commitment expires if the product is not generally available by March 31, 2004. This purchase commitment has also been reflected in the above table.

     Our acquisition of Bi-Tech requires that we pay to the former stockholders and the Bi-Tech employees additional consideration based on achievement of certain earnings levels for each of the next two years starting July 1, 2002. The additional consideration is not reflected in the above table and payment may be in the form of cash or stock at our option.

ITEM 3. MARKET RISK

     Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash, cash equivalents, and marketable securities. Our cash, cash equivalents and marketable securities are primarily maintained at six major financial institutions in the United States. As of October 31, 2002, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of U.S. government and agency securities, corporate debt securities and bank certificates of deposits. We believe that market risk due to changes in interest rates is not material.

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. On December 4, 2002, the average bid and ask price of our convertible subordinated notes due 2007 was 77.38, resulting in an aggregate fair value of approximately $96.7 million. Our common stock is quoted on the Nadsaq National Market under the symbol “CMNT”. On December 4, 2002, the last reported sale price of our common stock on the Nasdaq Market was $8.73 per share.

     At October 31, 2002, our marketable securities included a $73,000 investment in a Standard & Poors 500 stock price index fund and a $342,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan which has been established for selected key employees. We also own 41,031 shares of webMethods stock received from the sale of IntelliFrame.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pound sterling. As of October 31, 2002, we had no open forward exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

     The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Change in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions have been taken.

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

     (b)  Reports on Form 8-K

On August 5, 2002, the Company filed a report on Form 8-K containing the Approval of Amendments related to the Company’s 1992 and 2002 Stock Award Plans. On September 12, 2002 the Company filed a report on 8-K containing the certifications by (i) Thomas G. Hudson as Chairman, Chief Executive Officer and President of Computer Network Technology Corporation, and (ii) Gregory T. Barnum, Chief Financial Officer of Computer Network Technology Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: December 13, 2002	By:	/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer (Principal financial officer)

	By:	/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen Corporate Controller and Treasurer (Principal accounting officer)

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13 a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”; and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13 a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”; and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer

EXHIBIT INDEX

Item	Description

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25,1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Shares Electronically Filed