Form 10-K
period 2003-01-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2003-04-30
CIK 701319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  X  No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $146,001,470.

     As of April 1, 2003 Registrant had 26,970,165 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Computer Network Technology Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business	1
	Overview	1
	Our Market Opportunities	2
	Selected Recent Developments	3
	Storage Networking Overview	4
	Our Storage Networking Solutions	5
	Our Storage Networking Strategy	6
	Our Storage Networking Products	7
	Our Storage Networking Services	8
	Strategic Storage Networking Relationships	9
	Sales and Marketing	9
	Customers	9
	Research and Development	9
	Manufacturing and Suppliers	10
	Competition	10
	Intellectual Property Rights	12
	Employees	13
	Discontinued Operations	13
	Website Access to Reports	13
	Special Note Regarding Forward-Looking Statements	13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 4A.	Executive Officers of the Company	14
PART II
Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Consolidated Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
PART III
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management	59
Item 13.	Certain Relationships and Related Transactions	59
Item 14.	Controls and Procedures	59
PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K	60
SIGNATURES		66
CERTIFICATIONS		67

ii

PART I

Item 1. Business

BUSINESS

Overview

      We are a leading provider of end-to-end storage solutions, including hardware and software products, related consulting and integration services, and managed services in the growing storage networking market. We focus primarily on helping our customers design, develop, deploy and manage storage networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of solutions for critical storage networking applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes. We also supply storage systems, Fibre Channel switches, telecommunications capacity and storage application software. Our revenues were $211.5 million, $187.0 million and $176.1 million for the years ended January 31, 2003, 2002 and 2001, respectively.

      Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market our storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek, Dell Computer Corporation and Veritas.

      We were the first to develop, and remain a leading provider of, the following storage networking solutions:

•	Storage networking over WANs. Our solutions for storage networking over wide area networks, or WANs, enable businesses to manage and protect data across remote locations, in real time if necessary, through applications such as remote data replication and remote tape vaulting. WANs are networks dispersed over long distances that communicate by traditional copper or fiber optic third-party telecommunication lines.

•	Fibre Channel-based storage networking over WANs. In October 1999, we introduced our first Fibre Channel-based storage networking over WAN product. Fibre Channel is a technology that dramatically improves the speed of data input and output, or I/ O, between existing storage devices and the ability to connect additional devices to storage networks. We believe our Fibre Channel-based storage networking over WAN products offer significant growth prospects. These products uniquely address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel standard. We believe Fibre Channel technology combined with our products and services will enable businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks.

•	Storage networks over IP-based networks. In February 2000, we introduced the first products to allow storage networking applications, such as remote data replication, to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. In May 2001, we announced the first implementation of data mirroring that combined Fibre Channel over IP. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks. SCSI and ESCON are older, widely used standards for communicating between computers and IP refers to internet protocol. These products uniquely enable businesses that use virtual private IP-based networks, or VPNs, to build storage networking over WAN applications. In October 2002, we announced the first remote tape backup/recovery solution for open systems environments to operate over thousands of miles utilizing IP networks.

      Following these technological firsts, we expanded our solutions offerings with the acquisition of Articulent Inc. in April 2001, a storage solutions provider in the Northeast United States, and the acquisition of Business Impact Technology Solutions Limited (BI-Tech) in June 2002, a storage solutions provider in the United Kingdom. Our expanded solutions offerings include consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage environments. As a result, we are able to capture more of our customers’ spending dollars on storage solutions.

      Our storage networking solutions operate across most business computing environments, including open systems and mainframes. Open systems are server-based systems that are easy to scale, or expand, and use hardware and software standards not proprietary to any vendor. Mainframes are computer systems with high processing power that have historically been used by large businesses for storing and processing large amounts of data. Compared to available alternatives, we believe our storage networking products offer greater ability to connect various applications and heterogeneous environments using different interfaces, protocols and standards, and to connect and link devices in storage networks transparently, meaning with little or no alteration of other vendors’ hardware or software products.

      We believe our solutions that enable storage networking applications over IP-based networks will benefit existing customers and attract new customers, including mid-sized businesses. These solutions extend the “bandwidth on demand” advantages of IP-based networks to storage applications and allow customers to access telecommunications capacity only as needed through a virtual private network, or VPN, connection, as opposed to leasing expensive dedicated lines. By deploying storage networks over IP-based networks, companies can leverage their existing bandwidth, and can rely on their existing IP network knowledge. We believe that these cost savings, along with the generally expected decreasing costs of telecommunications capacity, will create high-growth opportunities for us in remote data replication, remote tape vaulting and other storage networking applications we enable.

      Our storage networking products consist primarily of our UltraNet® family of products, that connect storage devices. We also market our established channel networking products, which enable mainframe computers to transmit data over unlimited distances and provide our support services. Our storage solutions sales, which includes the business we acquired from Articulent in April 2001 and BI-Tech in June 2002, helps our customers design, deploy and manage enterprise storage solutions by supplying products and expertise for implementing storage applications. The storage solutions sale includes consulting and integration services for disaster recovery, business continuance, storage infrastructure and network performance. We also offer integration services for data replication, enterprise back-up and restore, SAN implementation and network performance monitoring.

Our Market Opportunities

      We believe several forces will continue to drive the demand for our storage networking products and services:

•	The volume of enterprise data is expected to increase significantly due to the proliferation of Web-based content, digital media, e-mail, supply chain management, customer relations management and other data- driven business applications. As a result, the demand for storage capacity continues to grow.

•	Actual and expected declines in telecommunications costs and the introduction of cost-effective technologies such as Fibre Channel switching and fiber optic transmission capabilities will make remote data replication and remote tape backup applications more financially attractive for our customers. The decrease in telecommunications costs, coupled with an overall increase in the cost of ownership, contributes to a trend of consolidating and connecting storage across many servers and many locations, which drives demand for our products and services.

•	Storage networking applications over IP-based networks will further expand the type and amount of data our customers will backup and replicate to remote locations. This will also make these applications more affordable for customers with fewer storage requirements.

•	The increased complexities of storage applications, such as interoperability, storage effectiveness, and business efficiency issues, results in customers requiring storage integration and implementation expertise. We believe our services permit customers to effectively solve these issues, driving demand for our products and services and increasing our revenues.

•	Customers require that their business critical applications have effective disaster recovery solutions. The events of September 11, 2001 demonstrate the need for and functionality of our products and services. Our customers had 40 systems located in lower Manhattan that were significantly impacted. Because our products were routing data to remote facilities on behalf of customers located in and around the World Trade Center, we believe all products worked as designed, resulting in no material loss of data by any customer.

      As a result of the foregoing and other factors, International Data Corporation, or IDC, estimates that the worldwide revenue for SAN-attached disk storage systems will grow from $5.9 billion in 2002 to $9.1 billion in 2006, a compound annual growth rate of 12%. Another indication of demand for our storage networking solutions is the growth of the Fibre Channel industry. IDC estimates the revenue for Fibre Channel hubs, switches and directors will grow from $1.5 billion in 2002 to $2.4 billion in 2007, which reflects a compound annual growth rate of 10%. IDC estimates the demand for storage consulting and support services will grow from $1.6 billion in 2002 to $2.1 billion in 2006, a compound annual growth rate of 6%. IDC estimates that North America revenue for storage services will grow from $12.6 billion in 2002 to $17.1 billion in 2006, a compound annual growth rate of 7%. It is notable however, that we are in the midst of a current economic slowdown affecting most technology sectors and communications in particular. During 2002, IDC estimates worldwide industry sales of disk storage systems declined $4.1 billion from $17.4 billion in 2001 to $13.3 billion in 2002. We are uncertain of the depth and duration of this slowdown. However, we believe the need for storage networking solutions is significant and will continue to increase over the long term. For example, Terabytes installed grew 35% in 2002, even though the pricing declined from 2001 to 2002.

Selected Recent Developments

      On April 6, 2003, we entered into an agreement where our wholly owned subsidiary will acquire all of the shares of Inrange Technologies Corporation that are owned by SPX Corporation. The shares acquired will constitute approximately 91% of the issued and outstanding shares of Inrange for a purchase price of $2.3132 per share and $173 million in the aggregate. Pursuant to the agreement, immediately following the acquisition, the subsidiary will be merged into Inrange, and the remaining capital stock owned by other Inrange shareholders will be converted into the right to receive $2.3132 per share in cash, resulting in a total payment of approximately $190 million for both the stock purchase and the merger. Consummation of these transactions is subject to significant conditions, including filing and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although we believe we have adequate resources there may be certain circumstances resulting from the completion of this transaction, which could impair our liquidity. In addition, if this transaction is completed, we will be subject to increased competition and other risks. See “Liquidity and Capital Resources” on page 29, “Competition” on page 10 and risk factors within Exhibit 99.1 for further discussion regarding the Inrange transaction.

      Upon completion of the acquisition, we will be one of the world’s largest providers of complete storage networking products, solutions and services, with 2002 pro forma annual revenues of approximately $435 million and global leadership positions in Fibre Channel and wide area network switching, and operations worldwide. The acquisition significantly broadens and strengthens our portfolio of storage and networking products and solutions, expands our customer base, and provides us with significant scale and cost reduction opportunities.

      On January 30, 2003, we announced a number of actions to streamline our business, enhance customer service, and improve future profitability. We completed the integration of our networking and solutions sales, support and service functions. The integration allows us to execute our strategy for continued growth and enhanced customer service. Over the last several years, our products have been designed and built to be extremely reliable and easy to service, resulting in improved efficiencies within our service organization, and a reduction in the number of employees needed to provide world-class support. We continue to see excellent acceptance of our Fibre Channel IP product, the UltraNet® Edge. The UltraNet® Edge provides enterprise wide access to information and helps companies manage their storage infrastructure for maximum performance and efficiency. Because of the Edge product, the need for future upgrades to our legacy products is reduced. We expect to extend our competitive lead in fiscal 2003 via the introduction of new products within the UltraNet® family, and several new joint development arrangements with other leaders in the storage networking industry. These actions allowed us to reduce our worldwide workforce by 80 people or about 10%. While difficult, the reduction in workforce was necessary to improve future efficiency and profitability.

      In June 2002, we acquired all of the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12 million in cash, plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The accompanying financial statements include the results of BI-Tech since June 24, 2002. The purchase agreement requires that we pay at our option, in the form of a note payable or in our stock to the former stockholders, and in cash to the BI-Tech employees, additional consideration based on achievement of certain earnings for each of the next two years starting July 1, 2002. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to BI-Tech employees will be recorded as compensation expense. Through January 31, 2003, additional consideration of $3.6 million and $744,000 was added to goodwill and compensation expense, respectively, and a corresponding liability was recorded.

      In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment, if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days, within a period of 30 consecutive trading days, ending on the trading day prior to the date we mail the redemption notice. The make whole payment represents additional interest payments that would be made if the notes were not redeemed prior to the due date. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

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

     Advent of Storage Networking Services

      Storage networking is necessary for the effective use of large data-intensive applications such as enterprise resource planning, customer relationship management, and digital media. Our current and potential customers have a growing need to access and protect the business critical data created by these types of applications. As a result, we expect increased demand for the purchase and installation of storage networks, which will drive demand for our products and demand for our consulting, integration, and managed services for end-to-end storage solutions. As a result of the installation of these solutions, we expect there will also be increased demand for support services.

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

Our Storage Networking Solutions

      Our storage networking solutions, consist of products and services that address the limitations of traditional storage architecture in the following ways:

•	Storage networks over unlimited distance — Our products and services enable organizations to create secure storage networks without any distance limitations. This allows the creation of storage networking over WAN environments in such critical applications as remote data replication, enterprise backup and recovery and remote tape vaulting.

•	Any-to-any connectivity — Our products are protocol independent — they can connect devices that use Fibre Channel, SCSI, ESCON, and bus and tag protocols. These devices can be connected and extended over telecommunications links including T1/E1, T3/E3 and ATM (OC3, OC12), packet over sonet, or WAN protocols like IP, Fibre Channel and fiber optics. We believe our products connect with substantially all storage vendors.

•	Infrastructure options — Our products enable the use of IP, ATM, Fibre Channel and fiber optics for expanded use of a storage network infrastructure. This supports the growing amounts of storage created by applications like e-mail and increases due to user demands to access applications in a continuous mode.

•	IP-based networking solutions — We enable remote data replication over IP-based networks using software provided by EMC, IBM, Hitachi and Hewlett-Packard. Our solutions allow our customers to capitalize on inexpensive “bandwidth on demand” capabilities of IP-based networks and use existing IP capacity, especially at low traffic times of the day, and rely on existing IP network knowledge. We anticipate expanding storage networking application support with products from other vendors.

•	Consulting and integration services — Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We strengthened our consulting, integration and managed services capacity with the acquisition of Articulent in 2001 and BI-Tech in June 2002. We believe these value-added services assist customers in designing, integrating, implementing, and managing storage networks more effectively than they could on their own. Our integration services help customers deal with the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

•	Managed services — We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. Our network management service helps our customers monitor their UltraNet® products, third party manufactured products, and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. This is a turnkey service including personnel, equipment, software and support. We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products.

      Our storage networking solutions are used for immediate, or real-time, backup and recovery, and support a technology known as remote data replication. Data replication avoids the serious threat to businesses posed by the loss of data between data system backups by simultaneously creating up-to-the-minute images of business-critical data on multiple backup storage disks. Tape back-up over long distances, or tape pipelining, using our UltraNet® Edge Storage Router dramatically improves the performance of remote tape backup, making it a viable solution for business continuity and disaster recovery. Our remote data replication technology permits the backups to be transmitted to a separate geographic location, thereby reducing the risk of natural and site-wide disasters. This technique also permits rapid recovery of data when needed.

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

Our Storage Networking Strategy

      We intend to build upon our position as a leading provider of storage networking solutions. Key elements of this strategy are as follows:

     Extend Storage Networking Technology Leadership

      We intend to extend our storage networking technology leadership by continuing to broaden our product and service offerings and by expanding our storage networking solutions into new markets. An example of this strategy is our recent introduction of our IP over Fibre Channel, IP over ATM WANs and IP tape pipelining. Currently, our IP-based network solutions enable remote data replication, in conjunction with software products from EMC, IBM, Hitachi and Hewlett-Packard and remote tape vaulting over IP-based networks. Our network management service will enable us to use our expertise to assist our customers in keeping the data stored in their storage networks performing efficiently and continuously. We intend to build market share by continuing to focus on areas that make storage networks more useful and accessible, such as WAN applications, any-to-any connectivity, IP-based network and network performance solutions. To achieve leadership, we intend to capitalize on the remote data replication, enterprise backup and recovery, remote tape vaulting and network management capabilities of our products.

     Expand Our Consulting and Integration Services

      Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We strengthened our consulting, integration and managed services capability with the acquisition of Articulent in April 2001 and BI-Tech in June 2002. We believe these value-added services assist customers in designing, integrating, implementing, and managing storage networks more effectively than they could on their own. Our integration services eliminate the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

     Grow Managed Services

      We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products. An example of this is the recent introduction of our network management service that helps our customers monitor their UltraNet® products, third party manufactured products, and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues. We plan to add management of additional storage resources to the services for problem resolution on the complete storage network.

Further Strengthen Relationships with Storage Networking Industry Leaders

      We have established relationships with leaders in the storage networking market, including storage vendors, telecommunications providers, storage management software providers and Fibre Channel switch manufacturers. The parties with whom we have strategic relationships include companies such as Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek, Dell Computer Corporation and Veritas. We intend to strengthen our existing relationships and develop new relationships that enable us to offer complementary products and services. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle.

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

      UltraNet® Edge Storage Router complements the UltraNet® Storage Director by meeting the needs of a broader market. It provides a new price and performance entry point for our core solutions, which do not require high port-density and mixed platform support offered by the UltraNet® Storage Director. The UltraNet® Edge Storage Router is designed to reduce the total cost of ownership of enterprise-wide storage networking solutions by leveraging the lower-cost bandwidth offered by IP networks and the performance improvements provided by Fibre Channel.

      Channelink® offers connectivity over unlimited distances for mainframes. Applications include remote printing and imaging and data center load balancing, which permits the operation of two or more data centers from one site.

      Third party manufactured storage networking products supplied by us that are designed and manufactured by others, include the following:

•	storage systems;

•	Fibre Channel switches;

•	telecommunications capacity;

•	fiber optical multiplexers;

•	software; and

•	servers.

Our Storage Networking Services

      Our storage networking services help our clients design, deploy, monitor and manage end-to-end storage solutions. We believe these solutions allow our customers to better manage risk and reduce the cost of storage solutions in the enterprise. The acquisitions of Articulent and BI-Tech strengthened our service offerings, and provided us access to a family of integrated storage services, including consulting, integration and managed services.

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

Managed Services and Telecommunications

      Our managed services include a network management service. We monitor our customers’ UltraNet® products, third party manufactured products and telecommunications networks 24x7x365. We believe this service allows our customers to optimize network performance, decreases the chance of downtime and reduces recovery time after failures. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. We also offer telecommunications services to our customers.

Support Services

      We offer standard maintenance contracts for our proprietary storage networking products. The contracts generally have a one-year term and provide for advance payment. Our products generally include a one-year limited warranty. Customers purchasing our UltraNet® Director product generally purchase maintenance contracts to supplement their one-year limited warranty. Customers are offered a variety of contracts to choose from to suit their particular needs. For instance, current options allow a customer to choose support 7 days a week, 24 hours per day, or 5 days per week, 11 hours a day. Other options offer the customer the choice to select air shipment or replacement parts, with the part being installed by the customer’s staff, or on site support with spare parts and service being provided by a local parts distributor.

Strategic Storage Networking Relationships

      Offering customers effective storage networking solutions requires integrating diverse components, including disk and tape storage devices, storage management software, network management products and Fibre Channel products. Our storage networking relationships include those with key storage vendors, storage management software providers and manufacturers of Fibre Channel and optical networking products. We market our storage networking products directly and through worldwide distributors. We have strategic marketing and supplier relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek, Dell Computer Corporation and Veritas. These relationships allow us to provide complete end-to-end storage solutions for our customers. Approximately 34% of our revenues during fiscal year ended January 31, 2003 were represented by products that we supplied on behalf of the parties with whom we have strategic relationships.

Sales and Marketing

      We market storage networking products and services in the United States through a direct sales force. We have established representative offices in Canada, the United Kingdom, France, Germany, Australia, Japan, and the Netherlands. We also market these products and services in the United States and throughout the world through systems integrators and independent distributors. We use an exclusive independent consultant to market telecommunications services.

      We maintain our own marketing staff and direct sales force. As of January 31, 2003, we had approximately 213 persons in our marketing and sales organization.

Customers

      Our customers include:

Financial Services	Telecommunications	Information Outsourcing	Other
American Express	AT&T	Computer Sciences Corporation	Best Buy
Bank of America	British Telecommunications	Electronic Data Systems	Wal-Mart
Barclays	Sprint	IBM Global Services	EchoStar
JP Morgan	France Telecom	Sungard	Boeing
Chase	Verizon		Lockheed Martin
CitiGroup			Mattel
Merrill Lynch			Target
Rabobank International			Merck
Fannie Mae
Fidelity
AXA
Nasdaq

      IBM and its affiliates accounted for 10% of our revenue for fiscal 2002.

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

      Research and development expenses were 13% of total revenue each year during the three-year period ended January 31, 2003. We intend to continue to apply a significant portion of our resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.

Manufacturing and Suppliers

      In-house manufacturing activities for our products primarily involve quality assurance testing of subassemblies and final system assembly, integration and quality assurance testing. We became ISO 9002 certified in 1993. In fiscal 2002, we achieved certification under the ISO 2000 standard.

      We manufacture our products based on forecasted orders. Forecasting orders is difficult as most shipments occur at the end of each quarter. Our customers generally place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. At January 31, 2003 we had a backlog of $13.7 million. We believe approximately $8.7 million of our backlog will be recognized as revenue during the next 12 months in fiscal 2003. At January 31, 2002 backlog was not meaningful.

      We manufacture our UltraNet® and Channelink® products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.

      At January 31, 2003, we held $1.4 million of net inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for $68.6 million in revenue during the year ended January 31, 2003. We expect that this inventory will be used in the ordinary course of our business over the next five years. Relevant parts will have to be redesigned after the inventory is used.

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

Competition

      Computer storage is a very large, multi billion dollar, multi-faceted, industry that has spawned the need for a diverse set of products, services and management solutions to address the needs of the large enterprise.

      This market has a diverse set of needs, often dictated by the total cost of ownership, that include high availability, archive, large scale, high volume growth, flexibility, heterogeneous and interoperability requirements for a spectrum of solutions for the enterprise. Data movement and replication (mirroring)are two key applications that every customer must use a spectrum of products and services to get the job done. Customers have varying degrees of needs based upon: the peculiar requirements for various vendor and technology platforms; capacity; performance; access; back up and recovery time for the application user, for auditors and regulators; and risk and cost management for the entire enterprise. These needs have a further communications and distance dimension in their requirement to be local (same building) to each other, on a campus, across the city, across the country or even internationally interconnected. These needs often need to be satisfied across a diverse set of communications capabilities, including low and high speed lines from T1 to OC48+, to diverse protocols from point to point, ATM and IP, to free space optics and wireless, as well as the availability of dark fiber or wave length services.

      Finally, customers often use existing technologies (including multi-generations of products) and methods that must be compared and integrated for total enterprise storage management. These data movement solutions would include: manual truck and archive storage, server based software for data movement and replication, LAN, SAN, MAN and WAN fabric switching products and technologies, wave division multiplexing, or WDM, products and technologies, and services across an array of providers both in house and outsourced to the customer.

      CNT believes it has positioned itself to be a leading competitor of storage networking products and services, particularly in providing customers and service providers a wide range of integrated storage networking solutions, from us and others, that address high performance, guaranteed data reliability, large scale storage handling that addresses the above requirements for the global 2000 customers. Our key assets include not only our patents, engineering technologies and products, but our 7x24 services, our professional consulting and our 20 years of diverse implementations experience in networking our clients most mission critical information.

      Our products are sold in markets where other market participants have significantly greater revenues and internationally known brand names. Many of those market participants do not currently sell products identical to ours today, but address customer needs from one vantage point or another, usually evolving as they and general customer requirements mature. However, such market participants may do so in the future, and new products we develop may compete with products sold by well-known market participants. Our competitors in channel networking and storage networking include storage system vendors and others including Akara, Inrange, Nishan Systems, SAN Valley, Sanera, Maxxan and SANcastle. In addition, Cisco has acquired technology (Andiamo and NuSpeed) with functionality similar to our product offerings. Also, EMC and Network Appliance recently announced a WAN capability for storage networking that may compete with our products. IBM and others continue to push the distance, performance and price performance capabilities of channels using FICON and GDPS technologies. In addition, other fiber channel switch and director companies are all stating that they will be providing similar long distance IP based connectivity features with an integrated card. Software vendors, Veritas, Legato and Tivoli/ IBM offer data movement and replication capabilities today at lower speeds and/or shorter distances. New software start ups, such as CommVault and others offer means for storage management. Our storage solutions services have numerous competitors, including consulting and integration services offered by storage vendors, telephone companies, dense wave division multiplexor technology providers and service providers. Specialist firms have begun with large amounts of invested capital to assist large enterprises in the challenge of large scale storage management for the enterprise, including Storage Networks, Inc, Giant Loop and MSI. In addition, nearly every major storage vendor, including EMC, IBM, HP, Sun, Hitachi, provide various capabilities in full service offerings for the design, implementation and operation of storage infrastructures.

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

      The competitive environments of markets in which our storage networking solutions are sold are continuing to develop rapidly. We are not in a position to prepare long-range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, our customers and business relationships may develop and introduce competing products. We anticipate the markets will be highly competitive.

      The declining sales of channel networking products present unique competitive pressures. We anticipate pricing pressures may increase in these markets. Consolidation of competing vendors of these products could also have negative consequences.

      The principal competitive factors affecting our products include total cost of ownership, customer service, flexibility, price, performance, reliability, ease of use, bundling of features and capabilities and functionality. In many situations, the potential customer has an installed base of a competitor’s products, which can be difficult to dislodge. IBM, Cisco, Nortel, Lucent Microsoft and others can significantly influence customers and control technology in our markets. However, we believe our direct sales force, storage networking expert consultants and support services personnel offer us a substantial advantage over new competitors, because these newer competitors do not have the knowledge of storage networking design and support and any-to-any connectivity necessary to sell competing products and services.

      On April 6, 2003 we entered into an agreement to acquire Inrange for $190 million in cash. We believe Inrange’s flagship product, the FC/9000, is the most scalable SAN based director class Fibre Channel director switch available for storage area networking. The FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical,with an ability for customers to upgrade and scale to 256 ports without disrupting existing systems. While the Fibre Channel switching market has yet to develop fully, we believe that the market for the products manufactured by us upon closing of the Inrange transaction will be highly competitive, continually evolving and subject to rapid technology change. Upon consummation of the transaction, we will compete against Brocade Communications Systems, McData Corporation, Cisco Systems, Inc., and Qlogic Corporation with respect to Fibre Channel switches. As the market for storage area network products grows, the products we acquire in the Inrange transaction may face competition from traditional networking companies and other manufacturers of networking equipment who may enter the storage area network market with their own switching products as well as several privately funded start-up companies who have products currently under development.

Intellectual Property Rights

      We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure agreements and technical measures to establish and protect our intellectual property rights. That protection may not preclude competitors from developing products with features similar to our products.

      We currently own 3 patents and have 10 patent applications filed or in the process of being filed in the United States with respect to our continuing operations. Our pending patent applications, however, may not be issued. We have not applied for patent protection in any foreign countries. Not all of our unique products and technology are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.

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

Employees

      As of January 31, 2003, we had 692 full-time employees. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.

Discontinued Operations

      Our discontinued operations, which we have historically referred to as our Enterprise Integration Solutions Division, developed and sold our enterprise application integration, or EAI, software that automated the integration of computer software applications and business workflow processes, as well as our traditional server gateways and tools, which enable multiple desktop computers and mainframe terminals to communicate with one another. We changed the name of our Enterprise Integration Solutions Division to Propelis Software, Inc. During fiscal 2001, we sold substantially all of the assets of our discontinued operations in a series of transactions. These transactions included the sale of our IntelliFrame subsidiary to webMethods, and the sale of other assets of our Propelis subsidiary to Jacada Ltd. All outstanding options to purchase stock of Propelis Software, Inc. have been cancelled or have lapsed. The transactions allow us to focus all of our resources on our storage networking products and services.

Website Access to Reports

      The company’s website is located at www.cnt.com. The “Financial” link at this website provides, free of charge, access to the company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Special Note Regarding Forward-Looking Statements

      This Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Form 10-K, including the statements under “Business” and elsewhere in this Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used herein, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements due to a variety of factors, including those described in Exhibit 99.1 to this Form 10-K and from time to time in our filings with the U.S. SEC. All forward-

looking statements speak only as of the date of this Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The cautionary statements qualify all forward-looking statements, whether attributable to us, or persons acting on our behalf.

Item 2. Properties

      Our principal administrative, manufacturing, engineering and development functions are located in leased facilities in the Minneapolis, Minnesota suburb of Plymouth. In addition, we lease office space in England, France, Germany, Japan, and the Netherlands. We also lease space for sales offices for our direct sales staff and systems consultants in a number of locations throughout the United States and Canada. We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

      From time-to-time we are a party to various legal actions and receive threats of litigation. At this time, management does not believe any such litigation or threats will have a material impact on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 4A. Executive Officers of the Company

      Our executive officers are as follows:

Name	Position Served	Age

Thomas G. Hudson	Chairman of the Board, President and Chief Executive Officer	57
Gregory T. Barnum	Chief Financial Officer, Vice President of Finance and Corporate Secretary	48
Jeffrey A. Bertelsen	Corporate Controller and Treasurer	40
William C. Collette	Chief Technology Officer and Vice President of Advanced Technology	59
James A. Fanella	Executive Vice-President Worldwide Sales and Services	45
Mark R. Knittel	Group Vice President of Worldwide Product Operations	48

      Thomas G. Hudson has served as our President and as our Chief Executive Officer since June 1996, as a director since August 1996 and as our Chairman of the Board since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving also as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990. Mr. Hudson also serves on the board of directors of Ciprico, Inc., Lawson Software, Inc., and PLATO Learning, Inc., all of which are public companies.

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

      James A. Fanella was appointed Executive Vice-President Worldwide Sales and Services in February 2003. From August 2001 to November 2002, Mr. Fanella served as Senior Vice President, Yahoo! Enterprise Solutions (YES). From September 2000 to July 2001, Mr. Fanella served as Vice President, Global Services for Commerce One, a business to business e-commerce company. From November 1999 to September 2000, Mr. Fanella served as Group President and General Manager of AppNet, Inc., an e-commerce company acquired by Commerce One in September 2000. From August 1994 to October 1999, Mr. Fanella held various positions with Unisys Corporation, a large systems integration company, as Managing Principal/ Partner from September 1998 to October 1999, and Senior Principal/ Partner from August 1994 to September 1998. Mr. Fanella holds a bachelors degree in business from Western Illinois University. Mr. Fanella also serves on the board of directors of Avatech, Inc., a public company.

      Mark R. Knittel was appointed Group Vice President of Worldwide Product Operations in October 1999. From May 1997 to October 1999, Mr. Knittel served as our Vice President of Marketing, and also as our Vice President of Architecture and Business Development from March 1997 to May 1997. From July 1977 to March 1997, Mr. Knittel was employed with IBM where he held several executive development positions for both hardware and software networking products, as well as multiple strategy positions. Most recently, Mr. Knittel held the position of Director of Campus Product Marketing within the Network Hardware Division of IBM. Mr. Knittel has a masters degree in philosophy from the University of Chicago.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the Nasdaq National Market under the symbol “CMNT.” The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended January 31, 2001
First Quarter	$27.00	$11.50
Second Quarter	19.88	11.56
Third Quarter	35.25	15.25
Fourth Quarter	40.00	18.69
Fiscal Year Ended January 31, 2002
First Quarter	$29.88	$8.44
Second Quarter	12.59	7.80
Third Quarter	15.73	8.05
Fourth Quarter	24.90	14.10
Fiscal Year Ended January 31, 2003
First Quarter	$21.75	$8.80
Second Quarter	9.70	5.41
Third Quarter	7.99	3.79
Fourth Quarter	9.88	5.91

      As of April 1, 2003, there were approximately 1,000 shareholders of record. The Company estimates that approximately an additional 10,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

DIVIDEND POLICY

      We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

Item 6. Selected Consolidated Financial Data

	Years Ended January 31,						Years Ended December 31,

	2003(6)		2002		2001		1999(1)		1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:(8)
Revenue:
Product sales	$145,355		$129,276		$125,432		$89,248		$74,969
Service fees	66,160		57,747		50,674		36,741		28,052

Total revenue	211,515		187,023		176,106		125,989		103,021

Cost of revenue	127,125		111,257		83,181		56,795		45,616
Cost of revenue — special charges	195	(5)	2,325	(4)	—		1,414	(2)	—

Total cost of revenue	127,320		113,582		83,181		58,209		45,616

Gross profit	84,195		73,441		92,925		67,780		57,405

Operating expenses:
Sales and marketing	57,849		52,156		41,019		34,626		32,255
Engineering and development	26,872		23,452		22,572		18,456		14,236
General and administrative	10,694		9,311		8,697		6,922		6,252
Special charges	1,666	(5)	996	(4)	(287	)(3)	1,331	(2)	—

Total operating expenses	97,081		85,915		72,001		61,335		52,743

Income (loss) from operations	(12,886)		(12,474)		20,924		6,445		4,662

Loss on sale and write down of webMethods stock	—		(10,283	)(4)	—		—		—
Other income, net	869	(5)	5,537		3,152		110		427

Income (loss) from continuing operations before income taxes	(12,017)		(17,220)		24,076		6,555		5,089
Provision (benefit) for income taxes	16,527	(5)	(5,292)		7,947		2,229		1,730

Income (loss) from continuing operations	(28,544)		(11,928)		16,129		4,326		3,359
Income (loss) from discontinued operations, net of tax	207		8,222		(4,135)		329		1,370

Net income (loss) before cumulative effect of a change in accounting	(28,337)		(3,706)		11,994		4,655		4,729
Cumulative effect of change in accounting principle	(10,068	)(6)	—		—		—		—

Net income (loss)	$(38,405)		$(3,706)		$11,994		$4,655		$4,729

Diluted income (loss) per share:
Continuing operations	$(1.02)		$(.40)		$.58		$.17		$.15

Discontinued operations	$.01		$.28		$(.15)		$.01		$.06

Cumulative effect of change in accounting principle	$(.36)		$—		$—		$—		$—

Net income (loss)	$(1.37)		$(.12)		$.43		$.18		$.21

Diluted shares	28,111		29,892		27,813		25,818		22,572

Other Financial Data(7):
Ratio of earnings to fixed charges	—		—		12.41	x	5.13	x	5.55	x

	As of January 31,			As of December 31,

	2003	2002	2001	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$209,484	$118,014	$150,477	$26,895	$12,362
Working capital	229,736	160,271	182,625	50,715	35,587
Total assets	339,169	269,738	268,623	110,654	87,596
Long-term obligations	125,000	708	1,952	1,780	1,816
Total shareholders’ equity	151,631	216,643	213,102	78,472	60,558

(1)	On January 12, 2000, we changed our fiscal year to end on January 31st, rather than December 31st.

(2)	Includes special charges in the fourth quarter of fiscal 1999 of $1.4 million for the write-off of non-SAN-related products and $1.3 million for an abandoned facility.

(3)	Includes a reversal of the unused balance of a fiscal 1999 fourth quarter accrual for an abandoned facility of $287,000.

(4)	Includes special charges and other items recognized in the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of a product, a $996,000 restructuring charge and a $10.3 million loss on the sale and write-down of webMethods common stock acquired from the disposition of a portion of our discontinued operations.

(5)	Includes special charges in the fourth quarter of fiscal 2002 of $1.7 million for severance and professional fees related to canceled acquisition activity. It also includes an earn-out payable to the employees of BI-Tech of $744,000, of which $195,000 was recorded as cost of service, and $549,000 as operating expense. Other income for fiscal 2002 was reduced by a $1.0 million investment write-down. Income tax expense for fiscal 2002 includes a non-cash charge of $23.6 million for a valuation allowance related to our United States deferred tax assets.

(6)	In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, we recorded a $10.1 million non-cash charge for impairment of goodwill associated with the acquisition of Articulent in April 2001.

(7)	For fiscal years 2002 and 2001, earnings were inadequate to cover fixed charges by $12.0 million and $17.2 million, respectively. These ratios are calculated by dividing (a) income from continuing operations before income taxes and fixed charges by (b) fixed charges. Fixed charges include interest expense plus a portion of rental expense attributable to interest.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “The Consolidated Financial Statements” included herein for a discussion of accounting changes, business combinations and dispositions of businesses affecting the comparability of the information reflected in the selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with Item 1: Business; Item 6: Selected Consolidated Financial Data; and Item 8: Consolidated Financial Statements and Supplementary Data.

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

      Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market out storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, StorageTek, Dell Computer Corporation and Veritas.

Integration of Networking and Storage Solutions Team

      During fiscal 2002, we integrated our networking and storage solutions sales, support and service functions into a single unit. The integration allows us to execute our strategy for continued growth and enhanced customer service, while achieving improved efficiency and profitability. Our customers will now have a single point of contact for their networking and storage solutions requirements. As a result, it is no longer possible to allocate costs and prepare separate meaningful statements for what had been our networking and storage solutions segments. Our management now reviews and makes decisions utilizing financial information for the consolidated business.

      Over the last several years, our products have been designed and built to be extremely reliable and easy to service, resulting in improved efficiencies within our service organization, and a reduction in the number of employees needed to provide world-class support. We continue to see excellent acceptance of our Fibre Channel IP product, the UltraNet® Edge. The UltraNet® Edge provides enterprise-wide access to information and helps companies manage their storage infrastructure for maximum performance and efficiency. Because of the Edge product, the need for future upgrades to our legacy products is reduced. We expect to extend our competitive lead in fiscal 2003 via the introduction of new products within the UltraNet® family, and several new joint development arrangements with other leaders in the storage networking industry. These actions, along with the integration of our Networking and Storage Solutions sales, support and service functions, allowed us to reduce our worldwide workforce by 80 people or about 10%. While difficult, the reduction in workforce was necessary to improve future efficiency and profitability. In the fourth quarter of fiscal 2002, we recorded a $1.7 million restructuring charge for severance resulting from the reduction in workforce and professional fees related to canceled acquisition activity. Of this amount $1.3 million was paid prior to January 31, 2003, with the balance to be paid prior to April 30, 2003. We anticipate the annual operating cost savings related to these reductions will be approximately $6.4 million, offset by any incremental costs added during fiscal 2003.

Acquisition of Inrange Corporation

      On April 6, 2003, we entered into an agreement where our wholly owned subsidiary will acquire all of the shares of Inrange Technologies Corporation that are owned by SPX Corporation. The shares acquired will constitute approximately 91% of the issued and outstanding shares of Inrange for a purchase price of $2.3132 per share and $173 million in the aggregate. Pursuant to the agreement, immediately following the acquisition, the subsidiary will be merged into Inrange, and the remaining capital stock owned by other Inrange shareholders will be converted into the right to receive $2.3132 per share in cash, resulting in a total payment of approximately $190 million for both the stock purchase and the merger. Consummation of these transactions is subject to significant conditions, including filing and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

      Upon completion of the acquisition, we will be one of the world’s largest providers of complete storage networking products, solutions and services, with 2002 pro forma annual revenues of approximately $435 million and global leadership positions in Fibre Channel and wide area network switching, and operations worldwide. The acquisition would significantly broaden and strengthen our portfolio of storage and networking products and solutions, expand our customer base, and provide us with significant scale and cost reduction opportunities.

Acquisition of BI-Tech Solutions, Inc.

      In June 2002, we acquired all of the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12 million in cash, plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The accompanying financial statements include the results of BI-Tech since June 24, 2002. The purchase agreement requires that we pay at our option, in the form of a note payable or our stock to the former stockholders, and in cash to the BI-Tech employees, additional consideration based on achievement of certain earnings for each of the next two years starting July 1, 2002. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to BI-Tech employees will be recorded as compensation expense. Through January 31, 2003, additional consideration of $3.6 million and $744,000 was recorded as goodwill and compensation expense, respectively, and a corresponding liability was recorded.

Valuation Allowance for Deferred Tax Assets

      In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a valuation allowance for our United States deferred tax assets. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

Convertible Subordinated Debt Offering

      In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. The make whole payment represents additional interest payments that would be made if the notes were not redeemed prior to their due date. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective.

Special Charges in Fiscal Year 2001

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

Cumulative Effect of Change in Accounting Principle — Impairment Charge

      Effective February 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” In connection with the adoption of SFAS No. 142, we engaged a third party appraisal firm to determine the fair value of one of the reporting units within our former storage solutions segment. This valuation indicated that the goodwill associated with our acquisition of Articulent in April of 2001 was impaired, resulting in a $10.1 million non-cash charge. This non-cash charge was recognized as a cumulative effect of change in accounting principle in our first quarter ended April 30, 2002.

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

      On February 2, 2001 we sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying our Propelis BPmTM product, to webMethods, Inc. for $8.8 million in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17.1 million, which reflects a discount from its publicly reported trading price due to the initial restrictions placed on our ability to freely sell the stock. In connection with this transaction, we paid $3.0 million to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12.6 million in the first quarter of fiscal 2001.

      In the first quarter of fiscal 2001, we accrued $9.3 million for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6.2 million.

      On August 23, 2001, we sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd. for $6.0 million in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada Ltd. stock at a price of $3.26 per share. The transaction resulted in an after tax gain of $1.8 million in the third quarter of fiscal 2001.

      In the third quarter of fiscal 2002, we received $207,000 of royalty income, net of tax, related to the discontinued operations sold in fiscal 2001.

Change in Fiscal Year End

      On January 12, 2000, we changed our fiscal year end to January 31st, from December 31st. References in this Form 10-K to fiscal 2002, 2001 and 2000 represent the twelve months ended January 31, 2003, 2002 and 2001, respectively.

Critical Accounting Policies

      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Reported results may differ from these estimates if different assumptions or conditions were to be made. Our most critical accounting estimates include valuation of accounts receivable, which impacts bad debt expense; valuation of inventory, which impacts gross margin; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; and valuation of long-lived intangible assets and goodwill, which will impact operating expense. These critical accounting estimates and other critical accounting policies are discussed further below.

Revenue Recognition

      Revenue is recognized upon shipment for product sales with standard configurations and product sales with other than standard configurations, which have demonstrated performance in accordance with its customer’s specifications prior to shipment provided that (a) evidence of an arrangement exists, (b) delivery has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. All other product sales are recognized when customer acceptance is received, or the passage of the customer acceptance period. We accrue for warranty costs and sales returns at the time of shipment based on experience. In transactions that include multiple products and/or services, we allocate the sales value to each of the deliverables, based on their relative fair values.

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

      In the fourth quarter of fiscal 2002, we recognized a non-cash charge of $23.6 million to provide a valuation allowance for our United States deferred tax assets. Our cumulative valuation allowance recorded against our deferred tax assets at January 31, 2003 was $24.8 million. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

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

      When we determine that the carrying value of long-lived and intangibles assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. We may also obtain an independent third party appraisal of the asset to help us identify and quantify any possible impairment. Net long-lived and intangible assets, and goodwill amounted to $44.4 million at January 31, 2003, and no asset impairments were identified as of that date.

      Effective February 1, 2002, we adopted SFAS No. 142 which eliminates amortization of goodwill, but instead follows an impairment approach for goodwill valuation. In fiscal 2001, we recorded goodwill amortization expense of $624,000, which was not required in fiscal 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in fiscal 2002, and an annual impairment review thereafter. SFAS No. 142 provides a six-month transitional period from the effective date of adoption to perform an assessment of whether there is an indication of goodwill impairment. We tested our reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. We engaged a third-party appraisal firm to determine the fair value of a reporting unit within our former Storage Solutions segment. This valuation indicated that the goodwill associated with our acquisition of Articulent in April of 2001 was impaired. The performance of this business has not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10.1 million from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in our first quarter ended April 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

Results of Continuing Operations

      The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Years Ended January 31,

	2003	2002	2001

Revenue:
Product sales	68.7%	69.1%	71.2%
Service fees	31.3	30.9	28.8

Total revenue	100.0	100.0	100.0

Gross profit:
Product sales	38.7	41.0	57.8
Service fees	42.2	35.4	40.2

Total gross profit	39.8	39.3	52.8

Operating expenses:
Sales and marketing	27.3	27.9	23.3
Engineering and development	12.7	12.5	12.8
General and administrative	5.1	5.0	4.9
Restructuring	0.8	0.5	(0.2)

Total operating expenses	45.9	45.9	40.9

Income (loss) from continuing operations	(6.1)%	(6.6)%	11.9%

Revenue

Years Ended January 31, 2003 and 2002

     Product revenue

      Sales of our networking products generated revenue of $94.6 million in fiscal 2002, an increase of $2.6 million or 3%, from $92.0 million in fiscal 2001. Storage networking related product revenue increased 16% in fiscal 2002 to $80.9 million from $69.8 million in fiscal 2001. Sales of our new UltraNet® Edge product were up over 300%, or $10 million, in fiscal 2002 to $13.2 million, from $3.2 million in fiscal 2001. Sales of channel extension product applications decreased 38% in fiscal 2002 to $13.7 million from $22.2 million in fiscal 2001. Our older channel extension products continue to be a profitable part of our business and a key application for many of our storage networking customers. We expect that revenue from our storage networking products will account for a substantial portion of our total networking product sales for the foreseeable future. Further we do not expect revenue for our channel networking products to increase significantly and it may decline in the future.

      Sales of our third party storage solutions products generated revenues of $50.8 million in fiscal 2002, an increase of 36%, from $37.2 million in fiscal 2001. Our acquisition of Articulent in April 2001 and BI-Tech in June 2002 significantly expanded our third party solutions offerings, and accounted for most of the increase in third party product revenue when comparing fiscal 2002 to earlier years. Our acquisition of BI-Tech in June 2002 contributed $12.1 million of product revenue in fiscal 2002.

     Service revenue

      Service revenue from maintenance of our networking products decreased 3% in fiscal 2002 to $43.3 million from $44.8 million in fiscal 2001. The decrease can be attributed to cancellation of maintenance related to our Channelink® products and migration of customers to our UltraNet® products.

      Our storage consulting fee revenues increased 77% in fiscal 2002 to $22.8 million from $12.9 million in fiscal 2001. The growth in solutions consulting fees revenue in fiscal 2002 was due to increased customer acceptance of our service offerings. In addition, our sales team has become more experienced and proficient at selling solutions that include our service offerings. During fiscal 2002, BI-Tech contributed $3.0 million of storage consulting fee revenue.

Years Ended January 31, 2002 and 2001

     Product revenue

      Sales of our networking products generated revenue of $92.0 million in fiscal 2001, a decrease of 24%, from $121.1 million in fiscal 2000. Storage networking related product revenue decreased 16% in fiscal 2001 to $69.8 million from $83.5 million in fiscal 2000. Approximately $3.2 million of storage networking product revenue in fiscal 2001 resulted from the sale of our new UltraNet® Edge product, which started to ship in our third quarter ended October 31, 2001. Sales of channel extension product applications decreased 41% in fiscal 2001 to $22.2 million from $37.7 million in fiscal 2000.

      During fiscal 2000, partner relationships with STK and Compaq generated significant product revenue. Sales of the DXE product to STK contributed $9.3 million of product revenue in fiscal 2000, compared to $1.5 million of product revenue in fiscal 2001. We discontinued the DXE/RDE product line in March 2001, and are transitioning the customer base to our UltraNet® products. An OEM agreement with Compaq contributed $5.7 million of product revenue in fiscal 2000. No revenue was generated from this OEM agreement in fiscal 2001.

      Sales of our third party storage solutions products generated revenues of $37.2 million in fiscal 2001, up significantly from $4.3 million in fiscal 2000. Our acquisition of Articulent in April 2001 significantly expanded our third party solution offerings and accounted for most of the increase when comparing fiscal 2001 to fiscal 2000.

     Service revenue

      Service revenue from maintenance of our networking products increased 6% in fiscal 2001 to $44.8 million from $42.3 million in fiscal 2000. The increase in revenue was due to the growing installed base of customers using our networking products.

      Our storage consulting fee revenues increased 55% in fiscal 2001 to $12.9 million, from $8.3 million in fiscal 2000. The increase primarily relates to our acquisition of Articulent in April 2001. During fiscal 2001, Articulent contributed $2.9 million of service revenue.

General

      Revenue from the sale of products and services outside the United States increased by $13.1 million or 29% in fiscal 2002 when compared to fiscal 2001, and decreased by 12% or $6.0 million in fiscal 2001 when compared to fiscal 2000. We derived 27%, 25% and 30% of our revenue outside the United States in fiscal 2002, 2001 and 2000, respectively. The increase in revenue generated outside the United States in fiscal 2002 is primarily attributable to the BI-Tech acquisition in June of 2002. BI-Tech increased our international sales in fiscal 2002 by $15.1 million. BI-Tech is based in the United Kingdom, and we expect that, it will further increase our international sales in future periods.

      One customer accounted for 10% of our revenue in fiscal 2002. No single customer accounted for more than 10% of our revenue in fiscal 2001 or 2000. Price discounting for our networking products had a small impact on revenue in fiscal 2002 and 2001.

      In fiscal 2002, approximately 36%, 5% and 14% of our product revenue was derived from businesses in the financial services, telecommunications and information outsourcing industries, respectively.

      We primarily sell our networking and third party storage solutions products directly to end-user customers in connection with joint marketing activities with our business partners. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect that this cycle will continue.

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

Gross Profit Margin

Years Ended January 31, 2003 and January 31, 2002

Product margins

      Gross margins from the sale of networking products were 49% in fiscal 2002, compared to 51% in fiscal 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of a product in the first quarter of fiscal 2001, gross profit margins from the sale of networking products were 53% in fiscal 2001. The decline in gross margin percentage was due to the continued movement in sales mix toward our UltraNet® Director products, which carry a lower margin than our older Channelink® products, and higher levels of sales discounts. We believe that margins for our networking products will trend upward as volumes increase, particularly for our new higher margin UltraNet® Edge product.

      Gross margins from the sale of third party storage solutions products were 20% in fiscal 2002, compared to 17% in fiscal 2001. The increase in gross margin percentage was primarily due to a change in product mix, as certain third party storage solutions products carry higher gross margins. Historically, the third party storage solutions products offered by Articulent, BI-Tech and CNT have generated gross margins in the 15% to 25% range.

     Service margins

      Gross service margins for our networking maintenance business decreased slightly in fiscal 2002 to 48% from 49% in fiscal 2001. The slight decrease was due to the 3% decline in maintenance revenue, resulting from the cancellation of maintenance for our older Channelink® products, and migration of customers to our newer UltraNet® products. Cost of service associated with our networking maintenance business decreased slightly in fiscal 2002 to $22.7 million from $22.9 million in fiscal 2001.

      Gross service margins for our storage consulting fees were 32% in fiscal 2002, or 33%, excluding a $195,000 earn-out payable to the service employees of BI-Tech. The gross service margins for our storage consulting fees were a negative 12% in fiscal 2001. The improvement in gross service margin percentage in fiscal 2002 compared to fiscal 2001 was due to higher utilization of our employee consultants. Our storage consulting fees revenue increased to $22.8 million in fiscal 2002 from $12.9 million in fiscal 2001, an increase of 77%. Costs associated with our storage consulting fees were $15.5 million or $15.3 million, excluding the BI-Tech earn-out, up from $14.4 million in fiscal 2001.

Years Ended January 31, 2002 and January 31, 2001

Product margins

      Gross margins from the sale of our networking products were 51% in fiscal 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of a product in the first quarter of fiscal 2001, gross profit margins from the sale of networking products were 53% in fiscal 2001 compared to 58% in fiscal 2000. The decline in gross margin percentage was due to the continued movement in sales mix toward our UltraNet® products which carry a lower margin than our older Channelink® products, and higher levels of sales discounts.

      Gross profit margins from the sale of storage solutions products were 17% in fiscal 2001 compared to 53% in fiscal 2000. The decline in gross margin percentage was primarily due to an increase in the sale of lower margin third party products resulting from the acquisition of Articulent in April 2001. Historically, the product solutions offered by Articulent have generated gross margins in the 15% to 25% range.

     Service margins

      Gross service margins for our networking maintenance business improved to 49% in fiscal 2001 from 46% in fiscal 2000. The improvement was due to the steadily increasing base of customers contracting for maintenance services, actions taken in April 2001 to reduce employee costs, including a workforce reduction and wage freeze, and a change in third party maintenance and logistic suppliers that also reduced costs in fiscal 2001.

      Gross profit margins from storage consulting fees were a negative 12% in fiscal 2001 compared to a positive 13% in fiscal 2000. The decline in gross margin percentage and negative gross margin in fiscal 2001 is due to the fixed cost structure of the services business and low levels of service revenue in fiscal 2001. The service costs for the solutions business, mainly people, tend to be fixed in nature. Gross profit margins for storage consulting fees improve as the volume of storage consulting fees revenue increases.

Operating Expenses

Years Ended January 31, 2003 and 2002

Sales and marketing

      Sales and marketing expense increased 11% or $5.6 million in fiscal 2002 to $57.8 million from $52.2 million in fiscal 2001. The June 2002 acquisition of BI-Tech added $1.7 million to sales and marketing expense in fiscal 2002. The remainder of the increase in sales and marketing expense was due to increases in expense for employee wages, fringe benefits, commissions, and travel, partially offset by a $1.3 million reduction in employee recruitment in fiscal 2002 compared to fiscal 2001. Recruitment costs were higher in fiscal 2001 due to a 25% increase in our sales force, and an increase in sales management.

     Engineering and development

      Engineering and development expense increased 15% or $3.4 million in fiscal 2002 to $26.9 million from $23.5 million in fiscal 2001. The increase in engineering and development expense for fiscal 2002 was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which generated $13.2 million of revenue in fiscal 2002.

     General and administrative

      General and administrative expense increased $1.4 million or 15% in fiscal 2002 to $10.7 million from $9.3 million in fiscal 2001. The June 2002 acquisition of BI-Tech added $776,000 to general and administrative expense in fiscal 2002. The remaining increase in expense for fiscal 2002 was due to higher costs for employee wages, fringe benefits, insurance, professional fees and legal fees associated with canceled acquisition activity, partially offset by a $624,000 reduction in goodwill amortization expense. Amortization of goodwill ceased effective February 1, 2002 with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Years Ended January 31, 2002 and 2001

Sales and marketing

      Sales and marketing expense increased $11.1 million or 27% in fiscal 2001 to $52.2 million from $41.0 million in fiscal 2000. The acquisition of Articulent in April 2001 added $6.0 million to sales and marketing expense in fiscal 2001, including wages for approximately 26 new employees, and related costs such as travel, training and facilities. The remaining increase in sales and marketing expense was due to a planned expansion of our sales force. During fiscal 2001, we increased our sales force by over 25%, and added additional sales management, resulting in additional expense for employee wages, fringe benefits and recruitment.

     Engineering and development

      Engineering and development expense increased 4% in fiscal 2001 to $23.5 million from $22.6 million in fiscal 2000. The increase was primarily due to continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which generated over $3.0 million of revenue since its introduction in the third quarter of fiscal 2001. This increase was partially offset by cost reduction actions taken in April 2001, including a workforce reduction, wage cuts and reductions in discretionary spending.

     General and Administrative

      General and administrative expenses increased $614,000 or 7% in fiscal 2001 to $9.3 million from $8.7 million in fiscal 2000. The increase in expense is primarily due to the acquisition of Articulent in April 2001, including $594,000 of additional expense for goodwill amortization. Total goodwill amortization expense in fiscal 2001 was $624,000, including the goodwill amortization expense associated with the acquisition of Articulent.

Other

Years Ending January 31, 2003 and 2002

      Interest and other income in fiscal 2002 totaled $5.2 million, including a $1.0 write-down of an equity investment. Excluding the equity investment write-down, interest and other income totaled $6.2 million in fiscal 2002, a $400,000 increase from $5.8 million in fiscal 2001. Higher balances of cash and marketable securities available for investment in fiscal 2002 were partially offset by lower investment yields. We also had foreign exchange gains of $63,000 in fiscal 2002, compared to a foreign exchange loss of $106,000 in fiscal 2001. Interest expense increased $4.0 million in fiscal 2002 to $4.3 million from $285,000 in fiscal 2001. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Pending use of our cash and marketable securities for general corporate purposes or complementary acquisitions, the funds have been invested in investment grade, interest-bearing securities.

Years Ending January 31, 2002 and 2001

      Other income was an expense of $4.7 million in fiscal 2001. Excluding the $10.3 million loss from the sale and write-down of webMethods stock, other income increased by $2.4 million to $5.5 million in fiscal 2001 from $3.2 million in fiscal 2000. Interest income increased by $2.4 million in fiscal 2001. Proceeds from an October 2000 offering of common stock increased the balances of cash and marketable securities available for investment.

Income Taxes

      Given our losses in fiscal 2002 and 2001, and our cautious outlook for information technology spending, we concluded that it was necessary to provide a valuation allowance for our United States deferred tax assets, resulting in a non-cash charge of $23.6 million in our fourth quarter ending January 31, 2003. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

      We recorded a provision for income taxes at an effective tax rate of 31% in fiscal 2001, and at an effective tax rate of 33% in fiscal 2000. The fluctuations in our effective tax rate were primarily due to the large special charges recorded in fiscal 2001, including the $10.3 million loss on the sale of webMethods stock, the amount of nondeductible foreign losses and fluctuations in the level of benefit from our foreign sales corporation. We also recorded an $830,000 valuation allowance in fiscal 2001 for certain state and foreign tax credits and loss carry-forwards. Utilization of these benefits in future periods was determined to be unlikely.

Liquidity and Capital Resources

      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

      Cash, cash equivalents and marketable securities at January 31, 2003 totaled $209.5 million, an increase of $91.5 million since January 31, 2002. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. Operations generated $17.5 million of cash in fiscal 2002, including $7.4 million from reduced inventories due to better inventory management, $1.7 million from lower accounts receivable, a $2.1 million increase in accounts payable, and $5.9 million from deferred revenue, resulting from receipt of cash in advance of revenue recognition. Proceeds from the exercise of stock options, and purchases of stock through our employee stock purchase plan provided cash in fiscal 2002 of $3.0 million. Uses of cash in fiscal 2002 included $7.7 million for the purchase of BI-Tech, $1.5 million for repayment of capital lease obligations, and purchases of property and equipment and field support spares totaling $12.4 million. We also used $32.2 million of cash in fiscal 2002 to repurchase 4.0 million shares of our common stock.

      Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. On April 6, 2003, we entered into an agreement to acquire all of the outstanding common stock of Inrange Technologies Corporation for $190 million in cash. Upon closing of the transaction, Inrange will become our wholly owned subsidiary. We anticipate that our available cash after closing for the combined entity will be approximately $50-$60 million before transaction costs. We believe that our available cash after closing, when combined with our anticipated cash flows from the combined operations of the two companies, including cash flow improvements resulting from increased scale and cost synergies, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2003.

      In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. As of January 31, 2003, we had repurchased 4.1 million shares of our common stock for $33.0 million. The board recently changed the authorization, so that the remaining balance of the $50.0 million authorized can be used for the repurchase of either debt or common stock.

      In fiscal 2002, our board of directors adopted amendments to our 1999 Non-Qualified Stock Award Plan increasing the number of shares authorized for issuance from 3,230,000 to 4,730,000. In fiscal 2002, our board and shareholders also approved our 2002 Stock Award Plan providing for the issuance of 1,000,000 shares of our common stock. In February 2003, our board of directors adopted an amendment to our 1999 Non-Qualified Stock Award Plan increasing the number of shares authorized for issuance by 250,000 to 4,980,000, in connection with the hiring of our new Executive Vice President of Worldwide Sales & Services.

      We believe that inflation has not had a material impact on our operations or liquidity to date.

      Our future contractual cash obligations at January 31, 2003, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to Three	Four to Five	After Five
Cash Obligation	Total	One Year	Years	Years	Years

Capital leases	$.7	$.7	None	None	None
Operating leases	$22.6	$4.6	$8.2	$4.6	$5.2
Purchase orders	$13.5	$12.9	$.6	None	None
Convertible subordinated debt, plus interest	$140.0	$3.8	$11.3	$124.9	None

      On December 3, 2002 we entered into a product development agreement that requires us to purchase $10.0 million of product prior to March 15, 2005. The commitment expires if the product is not generally available by March 31, 2004. This purchase commitment has been reflected in the above table under the “Purchase Order” caption.

      Our acquisition of BI-Tech requires that we pay to the former stockholders and the BI-Tech employees additional consideration based on achievement of certain earnings for each of the next two years starting July 1, 2002. The additional consideration of $4.4 million at January 31, 2003 is not reflected in the above table because terms of payment have not yet been elected. Payment may be in the form of a note payable or stock at our option, or in the case of the employees, cash.

      On February 20, 2002, we sold $125 million in aggregate principal amount of 3% convertible subordinated notes due February 2007. Holders of the notes may, in whole or part, convert the notes into shares of our common stock at a conversion price of approximately $19.17 per share (aggregate of approximately 6.5 million shares) at any time prior to maturity on February 15, 2007. We may redeem the notes in whole or part at any time if the closing price of our common stock has exceeded 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required to pay interest on February 15 and August 15 of each year while the notes are outstanding. Debt issuance costs of $3.2 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption of the notes. The net proceeds remain available for general working capital purposes and potential acquisitions. Cash obligations related to this debt include annual interest payments of $3.8 million for the next five fiscal years starting 2002 and a principal payment of $125 million due February 2007. Payment of the notes will also accelerate upon certain events of default. In addition, upon certain events which constitute a change in control of the company, we must make an offer to purchase the notes at 100% of the principal amount plus accrued interest.

      Our convertible subordinated debt is subject to a fixed interest rate, and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. On January 31, 2003, the reported trading price of our convertible subordinated notes due 2007 was 75.50 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $94.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On January 31, 2003, the last reported sale price of our common stock on the Nasdaq Market was $7.49 per share.

Related Party Transactions

      During fiscal 2002 and 2001, we purchased $374,000 and $491,000, respectively, of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2003 we have commitments to purchase $933,000 of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale at a profit. The bandwidth was purchased from Dynegy Connect because they offered us the best pricing. We have purchased bandwidth from competitors of Dynegy Connect when their pricing has been more attractive. Our board member, Lawrence McLernon was formerly chief executive officer of Dynegy Global Communications.

      On May 3, 2002 our board of directors granted Mr. Kelen, a board member, an option to purchase 50,000 shares of our common stock at a price of $8.77 per share in consideration of his special participation on our board, and in consideration of such services to be performed in the future.

      Thomas G. Hudson’s son-in-law is employed by us as a regional sales manager. In fiscal 2002, he was paid $128,688 in compensation, commissions and bonuses. Erwin A. Kelen’s son is employed by us as an area business development manager. In fiscal 2002, he was paid $146,896 in compensation, commissions and bonuses.

New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 did not have an effect on our consolidated financial statements.

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 will have a material effect on our financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 effective January 31, 2003.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. We do not expect that the adoption of FIN No. 45 will have an effect on our consolidated financial statements. We will adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We have no derivative financial instruments in our cash, cash equivalents and marketable securities. We mainly invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits and investments in commercial paper.

      At January 31, 2003, our marketable securities include a $149,000 investment in a Standard & Poors 500 stock price index fund and a $259,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

      We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of January 31, 2003, we had no open forward exchange contracts.

Item 8.	Consolidated Financial Statements and Supplementary Data

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$98,341	$34,402
Marketable securities	111,143	83,612
Receivables, net	56,040	53,962
Inventories	24,091	31,410
Deferred tax asset	—	5,134
Other current assets	2,118	4,138

Total current assets	291,733	212,658

Property and equipment, net	22,566	25,604
Field support spares, net	6,009	4,562
Deferred tax asset	—	11,048
Goodwill, net	14,113	14,070
Other intangibles, net	1,669	463
Other assets	3,079	1,333

	$339,169	$269,738

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,889	$17,240
Accrued liabilities	25,060	20,158
Deferred revenue	19,340	13,466
Current installments of obligations under capital lease	708	1,523

Total current liabilities	61,997	52,387

Convertible subordinated debt	125,000	—
Deferred tax liability	541	—
Obligations under capital lease, less current installments	—	708

Total liabilities	187,538	53,095

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A junior participating preferred stock, authorized 40 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 26,921 at January 31, 2003, and 30,383 at January 31, 2002.	269	304
Additional paid-in capital	173,955	202,996
Unearned compensation	(675)	(1,232)
Retained earnings (accumulated deficit)	(22,946)	15,459
Accumulated other comprehensive income (loss)	1,028	(884)

Total shareholders’ equity	151,631	216,643

	$339,169	$269,738

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,

	2003	2002	2001

Revenue:
Product sales	$145,355	$129,276	$125,432
Service fees	66,160	57,747	50,674

Total revenue	211,515	187,023	176,106

Cost of revenue:
Cost of product sales	89,110	76,254	52,873
Cost of service fees	38,210	37,328	30,308

Total cost of revenue	127,320	113,582	83,181

Gross profit	84,195	73,441	92,925

Operating expenses:
Sales and marketing	57,849	52,156	41,019
Engineering and development	26,872	23,452	22,572
General and administrative	10,694	9,311	8,697
Abandoned facility	—	—	(287)
Restructuring charge	1,666	996	—

Total operating expenses	97,081	85,915	72,001

Income (loss) from operations	(12,886)	(12,474)	20,924

Other income (expense):
Write-down of investment	(1,000)	—	—
Loss on sale and write-down of webMethods stock	—	(10,283)	—
Interest income	6,183	6,166	3,802
Interest expense	(4,326)	(285)	(338)
Other, net	12	(344)	(312)

Other income (expense), net	869	(4,746)	3,152

Income (loss) from continuing operations before income taxes	(12,017)	(17,220)	24,076
Provision (benefit) for income taxes	16,527	(5,292)	7,947

Income (loss) from continuing operations	(28,544)	(11,928)	16,129

Discontinued operations:
Gain on disposition of discontinued operations, net of tax	—	8,222	—
Income (loss) from discontinued operations, net of tax	207	—	(4,135)

	207	8,222	(4,135)

Net income (loss) before cumulative effect of change in accounting principle	(28,337)	(3,706)	11,994
Cumulative effect of change in accounting principle	(10,068)	—	—

Net income (loss)	$(38,405)	$(3,706)	$11,994

Basic income (loss) per share:
Continuing operations	$(1.02)	$(.40)	$.64

Discontinued operations	$.01	$.28	$(.16)

Cumulative effect of change in accounting principle	$(.36)	$—	$—

Net income (loss)	$(1.37)	$(.12)	$.47

Shares	28,111	29,892	25,383

Diluted income (loss) per share:
Continuing operations	$(1.02)	$(.40)	$.58

Discontinued operations	$.01	$.28	$(.15)

Cumulative effect of change in accounting principle	$(.36)	$—	$—

Net income (loss)	$(1.37)	$(.12)	$.43

Shares	28,111	29,892	27,813

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other
			Paid-in	Unearned	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Total

Balance, January 31, 2000	23,841	$238	$69,434	$(1,130)	$7,171	$(602)	$75,111

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	1,215	13	8,181	(675)	—	—	7,519
Shares issued pursuant to a secondary stock offering, net of offering costs	4,600	46	110,189	—	—	—	110,235
Tax benefits from employee stock transactions	—	—	8,106	—	—	—	8,106
Compensation expense	—	—	—	501	—	—	501
Comprehensive income:
Net income					11,994		11,994
Translation adjustment, net of tax effect of $0						(364)	(364)

Total comprehensive income	—	—	—	—	—	—	11,630

Balance, January 31, 2001	29,656	$297	$195,910	$(1,304)	$19,165	$(966)	$213,102

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	817	8	6,894	(496)	—	—	6,406
Tax benefits from employee stock transactions	—	—	978	—	—	—	978
Repurchase of common stock	(90)	(1)	(786)	—	—	—	(787)
Compensation expense	—	—	—	568	—	—	568
Comprehensive income:
Net loss	—	—	—	—	(3,706)	—	(3,706)
Unrealized gain on marketable securities, net of tax effect of $299	—	—	—	—	—	510	510
Translation adjustment, net of tax effect of $0						(428)	(428)

Total comprehensive loss	—	—	—	—	—	—	(3,624)

Balance, January 31, 2002	30,383	$304	$202,996	$(1,232)	$15,459	$(884)	$216,643

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	583	5	3,124	(165)	—	—	2,964
Repurchase of common stock	(4,045)	(40)	(32,165)	—	—	—	(32,205)
Compensation expense	—	—	—	722	—	—	722
Comprehensive income:
Net loss	—	—	—	—	(38,405)	—	(38,405)
Unrealized gain on marketable securities, net of tax effect of $266	—	—	—	—	—	393	393
Translation adjustment, net of tax effect of $0						1,519	1,519

Total comprehensive loss	—	—	—	—	—	—	(36,493)

Balance, January 31, 2003	26,921	$269	$173,955	$(675)	$(22,946)	$1,028	$151,631

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,

	2003	2002	2001

Operating Activities:
Net income (loss)	$(38,405)	$(3,706)	$11,994
Cumulative effect of change in accounting principle	10,068	—	—
Discontinued operations	(207)	(8,222)	4,135
Depreciation and amortization	15,868	15,127	11,812
Compensation expense	722	568	346
Loss on sale and write-down of webMethods stock	—	10,283	—
Write-down of investment	1,000	—	—
Change in deferred taxes	16,077	(1,268)	(5,344)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,714	(40)	(14,833)
Inventories	7,370	(4,517)	(3,717)
Other current assets	2,020	(1,575)	(445)
Accounts payable	(2,110)	(21,879)	11,036
Accrued liabilities	(2,670)	(7,606)	17,754
Deferred revenue	5,875	(2,091)	5,569

Net cash provided by (used in) continuing operations	17,322	(24,926)	38,307
Net cash provided by (used in) discontinued operations	207	(8,830)	(1,490)

Cash provided by (used in) operating activities	17,529	(33,756)	36,817

Investing Activities:
Additions to property and equipment	(6,878)	(8,198)	(14,329)
Additions to field support spares	(5,486)	(2,770)	(2,520)
Additions to purchased technology	—	—	(375)
Acquisition of Articulent, net of cash acquired	—	(11,145)	—
Acquisition of BI-Tech, net of cash acquired	(7,723)	—	—
Net proceeds from sale of discontinued operations	—	11,800	—
Proceeds from the sale of webMethods stock	—	6,281	—
Purchase of marketable securities	(163,860)	(87,786)	(148,389)
Proceeds from redemption of marketable securities	136,988	115,717	45,998
Other assets	695	876	(1,967)
Discontinued operations — additions to long-term assets	—	—	(158)

Cash provided by (used in) investing activities	(46,264)	24,775	(121,740)

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	121,559	—	—
Payments for repurchases of common stock	(32,205)	(787)	—
Proceeds from issuance of common stock	2,964	6,406	117,754
Repayments of obligations under capital leases	(1,523)	(1,421)	(1,187)

Cash provided by financing activities	90,795	4,198	116,567

Effects of exchange rate changes	1,879	(259)	(174)

Net increase (decrease) in cash and cash equivalents	63,939	(5,042)	31,470
Cash and cash equivalents — beginning of year	34,402	39,444	7,974

Cash and cash equivalents — end of year	$98,341	$34,402	$39,444

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003, 2002 and 2001
(tabular amounts in thousands except per share data)

(1) Summary of Significant Accounting Policies

Description Of Business

      Computer Network Technology Corporation is a leading provider of end-to-end storage solutions, related consulting and integration services, and managed services in the high-performance storage networking market.

Discontinued Operations

      In 2001, the Company divested Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as discontinued operation in the accompanying consolidated financial statements.

Fiscal Year End

      References in these footnotes to fiscal 2002, 2001 and 2000 represent the twelve months ended January 31, 2003, 2002 and 2001, respectively.

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

      Service fees are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period or as the services are rendered. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers, including amounts both collected and uncollected.

Valuation of Accounts Receivable

      Accounts receivable are reviewed to determine which are doubtful of collection. Estimates are also made of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, the Company considers specific accounts, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. The provision for doubtful accounts and product returns was $1,388,000, $898,000 and $1,600,000 in 2002, 2001 and 2000, respectively. The accounts receivable balances at January 31, 2003 and 2002 were $56,040,000 and $53,962,000, respectively, net of an allowance for doubtful accounts and sales returns of $2,416,000 and $1,848,000, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Inventory

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. The Company reviews obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination, consideration is given to the history of inventory write-offs, future sales of related products, and quantity of inventory at the balance sheet date, assessed against past usage rates and future expected usage rates.

Valuation of Deferred Taxes

      Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company is required to estimate income taxes in each jurisdiction where it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation allowance. The Company has increased tax expense within its statements of operations when a valuation allowance is established or increased in a given period.

      In the fourth quarter of fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a valuation allowance for its United States deferred tax assets. The Company’s cumulative valuation allowance recorded against its deferred tax assets at January 31, 2003 was $24,808,000. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it becomes likely that the Company will be able to utilize the deferred tax assets, and reduce its valuation allowance. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. The Company’s federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002, the Company no longer amortized goodwill. See Note 4 for the effects of adopting this standard. Other intangible assets are related to the acquisitions of Articulent and BI-Tech and are amortized on a straight-line basis over periods ranging from two to ten years.

Impairment of Long-lived and Intangible Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      The Company reviews goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deemed impaired and written down to its fair value if estimated related net undiscounted future cash flows are less than its carrying value in accordance to the provisions of SFAS No. 142. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in general and administrative expenses.

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

      The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of January 31, 2003. Gains

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses from transactions denominated in foreign currencies and forward exchange contracts are included in net income (loss).

Stock Compensation Plans

      The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and provides the footnote disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123).

      The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost associated with the fair value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements. Had compensation cost for the Company’s stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

	Years Ended January 31,

	2003	2002	2001

Net income (loss), as reported	$(38,405)	$(3,706)	$11,994
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax effects	(12,301)	(7,109)	(6,368)

Pro forma net income (loss)	$(50,706)	$(10,815)	$5,626

As reported
Basic	$(1.37)	$(.12)	$.47
Diluted	$(1.37)	$(.12)	$.43
Pro forma
Basic	$(1.80)	$(.36)	$.22
Diluted	$(1.80)	$(.36)	$.20

      In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	Years Ended January 31,

	2003	2002	2001

Risk free interest rate	3.71%	4.51%	5.90%
Expected life	5.68	5.73	5.33
Expected volatility	87.29%	86.88%	85.06%

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Estimates that could significantly affect the results of operations or financial condition of the Company include the determination of the valuation of the deferred tax asset, recoverability of goodwill, valuation of accounts receivable and valuation of inventory. Further discussion on these estimates can be found in related disclosures elsewhere in these notes to the consolidated financial statements.

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding, while diluted net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options which have been granted to employees and directors, awards under the employee stock purchase plan and common shares issuable upon conversion of the Company’s outstanding convertible subordinated debt. Net loss per basic and diluted share is based on the weighted average number of common shares outstanding. Potential dilutive shares of common stock have been excluded from the computation of net loss per share due to their anti-dilutive effect.

Comprehensive Income (loss)

      Comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustment and unrealized gains and losses from available-for-sale securities and is presented in the consolidated statement of shareholders’ equity.

New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 did not have an effect on the Company’s consolidated financial statements.

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its financial statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective January 31, 2003.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company does not expect that the adoption of FIN 45 will have an effect on its consolidated financial statements. The Company will adopt the initial recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Components of Selected Balance Sheet Accounts

	January 31,

	2003	2002

Inventories:
Components and subassemblies	$16,918	$22,391
Work in process	306	3,834
Finished goods	6,867	5,185

	$24,091	$31,410

Property and equipment:
Land	$1,226	$1,186
Machinery and equipment	47,841	43,161
Office and data processing equipment	23,574	21,388
Furniture and fixtures	4,299	3,895
Leasehold improvements	2,849	2,183

	79,789	71,813
Less accumulated depreciation and amortization	57,223	46,209

	$22,566	$25,604

Field support spares:
Field support spares	$28,191	$22,704
Less accumulated depreciation	22,182	18,142

	$6,009	$4,562

Accrued liabilities:
Compensation	$10,817	$10,323
Income taxes	1,697	3,084
Interest	1,731	—
Product warranty	1,521	1,935
BI-Tech earn-out	4,380	—
Other	4,914	4,816

	$25,060	$20,158

(3) Cumulative Effect of Change in Accounting Principle

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

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication of goodwill impairment. The Company tested its reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The Company engaged a third-party appraisal firm to determine the fair value of a reporting unit within its former Storage Solutions segment. This valuation indicated that the goodwill associated with the acquisition of Articulent in April of 2001 was impaired. The performance of this business has not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10,068,000 from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in the first quarter ended April 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

(4) Goodwill and Intangible Assets

      As described previously, the Company adopted SFAS No. 142 as of February 1, 2002. The following table reflects the consolidated results adjusted as if the adoption of SFAS No. 142 occurred as of the beginning of the year ended January 31, 2001:

	Years Ended January 31,

	2003	2002	2001

Net income (loss), as reported	$(38,405)	$(3,706)	$11,994
Add back amortization of goodwill	—	624	29

Net income (loss), as adjusted	$(38,405)	$(3,082)	$12,023

Basic income (loss), per share, as reported	$(1.37)	$(.12)	$.47
Add back amortization of goodwill	—	.02	—

Basic income (loss) per share, as adjusted	$(1.37)	$(.10)	$.47

Diluted income (loss), per share, as reported	$(1.37)	$(.12)	$.43
Add back amortization of goodwill	—	.02	—

Diluted income (loss) per share, as adjusted	$(1.37)	$(.10)	$.43

      The change in the net carrying amount of goodwill for the years ended January 31, 2003 and 2002 was as follows:

	Years Ended
	January 31,

	2003	2002

Beginning of year	$14,070	$500
Acquisition of Articulent	—	13,558
Acquisition of BI-Tech	10,177	—
Translation adjustment	(66)	12
Impairment charge	(10,068)	—

End of year	$14,113	$14,070

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of other amortizable intangible assets as of January 31, 2003 and 2002 were as follows:

	January 31, 2003		January 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$1,630	$(161)	$505	$(42)
Non-compete agreements	250	(50)	—	—

Total	$1,880	$(211)	$505	$(42)

Total other intangible assets, net	$1,669		$463

      Amortization expense for intangible assets for the year ended January 31, 2003 was $169,000. Amortization expense is estimated to be $288,000 in fiscal 2003, $238,000 in fiscal 2004 and $163,000 in fiscal 2005 through 2007.

(5) Marketable Securities

      The Company’s investments in marketable securities are summarized as follows:

	January 31,

	2003	2002

Available-for-Sale:
Bank certificates of deposit	$—	$35,096
U.S. government and agency securities	40,868	10,362
Corporate debt securities	68,816	36,538
Corporate equity securities	1,051	1,068

	110,735	83,064

Trading:
Standard & Poors 500 stock price index fund	149	258
NASDAQ 100 tracking stock	259	290

	$111,143	$83,612

      The amount of gross unrealized gains with respect to investments in available-for-sale securities at January 31, 2003 and 2002 was $1,468,000 and $809,000, respectively. The amount of gross unrealized losses with respect to investments in available-for-sale securities at January 31, 2003 and 2002 was not significant. The Company realized a loss of $8,747,000 in 2001 from the sale of 232,511 shares of webMethods stock received in connection with the sale of IntelliFrame in 2001 (see note 7 to the consolidated financial statements). Proceeds from the sale of available-for-sale securities in fiscal 2002, 2001 and 2000 were $34,373,000, $47,723,000 and $1,204,000, respectively. At January 31, 2003, investments in available-for-sale securities with contractual maturities of less than twelve months and one to five years totaled $32,334,000 and $77,350,000, respectively.

      An additional loss of $1,536,000 was realized in fiscal 2001 when the remaining 41,031 shares of webMethods stock received in connection with the sale of IntelliFrame experienced a decline in value that was determined to be other than temporary, resulting in a write-down of the shares. The Company realized no other significant gains or losses with respect to available-for-sale securities during the three-year period ended January 31, 2003.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s trading securities consist of a mutual fund investment that seeks to provide a return corresponding to the Standard & Poors 500 stock price index and a NASDAQ 100 tracking stock. The Company intends to use any gain or loss from these investments to fund the investment gains or losses allocated to participants under the Company’s executive deferred compensation plan. The amount of unrealized holding losses with respect to trading securities included in net income (loss) for fiscal 2002, 2001 and 2000 was $132,000, $266,000 and $168,000, respectively.

(6) Acquisitions

      On June 24, 2002, the Company acquired all the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12 million in cash plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The Company has allocated $6.5 million, $1.1 million and $250,000 of the purchase price to goodwill, customer list and non-compete agreements, respectively. The customer list and non-compete agreements are currently being amortized over periods of ten and two years, respectively. The accompanying financial statements include the results of BI-Tech since June 24, 2002.

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended January 31, 2003 and 2002 as if the acquisition of BI-Tech took place on February 1, 2002 and 2001, respectively:

	Pro Forma Years Ended
	January 31,

	2003	2002

Total revenue	$223,470	$216,626
Net loss	$(36,010)	$(2,601)
Net loss per share	$(1.28)	$(.09)

      The pro-forma results include amortization of the customer list and non-compete agreement presented above. The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

      The purchase agreement requires payment of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the next two years starting July 1, 2002. The purchase agreement requires the Company to pay this additional consideration at its option, in the form of a note payable or the Company’s stock to the former stockholders, and in cash to the BI-Tech employees. The portion payable to the former stockholders will be recorded as goodwill. The portion payable to BI-Tech employees will be recorded as compensation expense. During fiscal 2002 and based on BI-Tech’s operations since July 1, 2002, an additional $3.6 million was recorded to goodwill and $744,000 was recorded as compensation expense, and a corresponding liability was recorded.

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

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended January 31, 2002 and 2001 as if the acquisition of Articulent took place on February 1, 2001 and 2000, respectively:

	Pro Forma Years Ended
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

(7) Discontinued Operations

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

      In February 2001, the Company sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPmTM product, to webMethods, Inc. for $8,800,000 in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17,058,000, which reflects a discount from its publicly reported trading price due to the initial restrictions placed on the Company’s ability to freely sell the stock. In connection with this transaction, the Company paid $3,000,000 to two employees, who were former shareholders of IntelliFrame, to satisfy all

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations to make further bonus payments under their employment agreements. The sale resulted in an after tax gain of $12,620,000 in the first quarter of fiscal 2001.

      In the first quarter of fiscal 2001, the Company accrued $9,250,000 for the estimated future operating losses of Propelis Software, Inc. through the potential date of divestiture, resulting in an after tax loss of $6,197,000.

      In August 2001, the Company sold substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd. for $6,000,000 in cash, plus a warrant to purchase 350,000 ordinary shares of Jacada Ltd. stock at a price of $3.26 per share. The final sales price was subject to adjustment based on the closing balance sheet of Propelis. The transaction resulted in an after tax gain of $1,799,000 in the third quarter of fiscal 2001.

      In the third quarter of fiscal 2002, the Company received $207,000 of royalty income, net of tax, related to the discontinued operations sold in fiscal 2001.

(8) Leases

      The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. At January 31, 2003 and 2002, leased capital assets included in property and equipment were as follows:

	January 31,

	2003	2002

Property and equipment:
Office and data processing equipment	$3,345	$4,836
Less accumulated amortization	2,304	2,605

	$1,041	$2,231

      Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

	Minimum Lease
	Commitments

	Capital	Operating

Year Ending January 31,
2004	$742	$4,550
2005	—	3,334
2006	—	2,544
2007	—	2,344
2008	—	2,337
Thereafter	—	7,476

Total minimum lease payments	742	$22,585

Less amounts representing interest at rates ranging from 9.57% to 11.29%	34

Present value of minimum capital lease payments	708
Less current installments	708

Obligations under capital lease, less current installments	$—

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under noncancelable operating leases, exclusive of executory costs, for fiscal 2002, 2001 and 2000 was $6,244,000, $5,857,000, and $5,315,000, respectively. During the year ended January 31, 2001, the Company reversed $287,000 representing the unused portion of an accrual for an abandoned facility.

(9) Convertible Subordinated Debt Offering

      In February 2002, the Company sold $125 million of 3% convertible subordinated notes due February 15, 2007, raising net proceeds of $121.6 million. The notes are convertible into the Company’s common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of its common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the redemption notice is mailed. The make whole payment represents additional interest payments that would be made if the notes were not redeemed prior to the due date.

(10) Shareholders’ Equity

Common Stock Repurchase

      In April 2001, the Company’s board of directors authorized the repurchase of up to $50,000,000 of the Company’s common stock. During fiscal 2002 and 2001, pursuant to this authorization, the Company repurchased 4,045,000 and 90,000 shares of its common stock for $32,205,000 and $787,000, respectively.

Rights Plan

      On July 24, 1998 the Company’s board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.

Stock Options And Restricted Stock

      The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants, and independent contractors as determined by the compensation committee of the board of directors. A maximum of 14,280,000 shares of common stock were issuable under the terms of the Plans as of January 31, 2003, of which no more than 6,330,000 shares may be issued as restricted stock or other stock based awards. As of January 31, 2003, there were 2,868,465 shares of common stock available for future grants under these plans.

      Restricted stock issued under the Plans is recorded at fair market value on the date of grant and generally vests over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During fiscal 2002, 2001 and 2000, the Company issued 5,000, 106,000, and 61,100 restricted shares, respectively, having an aggregate weighted fair market value per share of $14.15, $10.63, and $17.43, respectively. Compensation expense recognized for restricted shares in fiscal 2002, 2001 and 2000 was $722,000, $568,000 and $346,000, respectively.

      All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s outstanding stock options and related changes for fiscal 2002, 2001 and 2000 is presented below:

	January 31,

	2003		2002		2001

		Weighted		Weighted		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,753	$11.99	4,655	$13.45	4,798	$10.02
Granted	2,970	8.52	2,666	9.71	1,552	18.77
Exercised	(231)	5.26	(549)	7.61	(1,123)	5.93
Canceled	(975)	11.59	(1,019)	15.30	(572)	13.92

Outstanding at end of year	7,517	$10.87	5,753	$11.99	4,655	$13.45

Exercisable at end of year	3,028	$11.80	2,107	$11.01	1,633	$8.08

Weighted-average fair value of grants during the year		$6.25		$7.26		$13.56

      The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 3.50 — $ 4.99	1,033	7.6	$4.46	404	$4.37
$ 5.00 — $ 7.99	1,368	7.1	$6.45	571	$6.06
$ 8.00 — $14.99	3,611	8.0	$10.40	1,181	$10.49
$15.00 — $19.99	644	7.2	$17.55	295	$17.56
$20.00 — $32.75	861	6.5	$22.55	577	$22.38

	7,517			3,028

Employee Stock Purchase Plan

      The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 1,500,000 shares of the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company’s common stock or more than $5,000 in aggregate fair market value of common stock (as defined) during any six-month purchase period. Common shares sold to employees under the Purchase Plan in fiscal 2002, 2001 and 2000 were 346,982, 163,705 and 102,920, respectively.

      The weighted-average fair value of each purchase right granted in fiscal 2002, 2001 and 2000 was $4.41, $7.34 and $3.72, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Net Income (Loss) Per Share

      The components of net income (loss) per basic and diluted share are as follows:

		Weighted
	Net Income	Average Shares	Per Share
	(loss)	Outstanding	Amount

Years Ended January 31,
2003:
Basic	$(38,405)	28,111	$(1.37)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(38,405)	28,111	$(1.37)

2002:
Basic	$(3,706)	29,892	$(.12)
Dilutive effect of employee stock purchase awards and options	—	—	—

Diluted	$(3,706)	29,892	$(.12)

2001:
Basic	$11,994	25,383	$.47
Dilutive effect of employee stock purchase awards and options	—	2,430	(.04)

Diluted	$11,994	27,813	$.43

      The total weighted average number of common stock equivalents excluded from the calculation of net loss per share due to their anti-dilutive effect for fiscal 2002 and 2001 was 567,761 and 1,292,016, respectively. The company also excluded 6,521,900 shares of common stock issuable upon conversion of the Company’s convertible subordinated debt from the calculation of net loss per share in fiscal 2002 due to the anti-dilutive effect of the assumed conversion.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Income Taxes

      The components of income from continuing operations before income taxes and income tax expense (benefit) for each of the years in the three-year period ended January 31, 2003 consists of the following:

	Years Ended January 31,

	2003	2002	2001

Income (loss) from continuing operations before income taxes:
U.S	$(12,657)	$(17,756)	$19,595
Foreign	640	536	4,481

Total	$(12,017)	$(17,220)	$24,076

Income tax provision:
Current:
U.S	$—	$—	$5,180
Foreign	533	284	1,348
State	—	—	1,027

Total current	533	284	7,555

Deferred:
U.S	15,361	(5,198)	458
Foreign	—	—	—
State	633	(378)	(66)

Total deferred	15,994	(5,576)	392

Total income tax expense (benefit)	$16,527	$(5,292)	$7,947

      The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended January 31, 2003 is as follows:

	Years Ended January 31,

	2003	2002	2001

Statutory tax rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(3.5)	(3.3)	2.6
Extraterritorial income and foreign sales corporation	(.8)	(.5)	(1.9)
Meals and entertainment	.6	.6	.4
Valuation allowance	177.5	4.8	—
Other	(2.3)	1.7	(2.1)

Total	137.5%	(30.7)%	33.0%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and (liabilities) as of January 31, 2003 and 2002 were as follows:

	Years Ended January 31,

	2003	2002

Deferred tax assets:
Inventory	$4,099	$4,658
Accrued compensation	1,111	1,145
Reserves for bad debts and sales returns	867	636
Foreign net operating loss carryforwards	—	410
Tax credits	3,655	1,265
Net operating loss carryforwards	14,596	7,895
Write down of webMethods stock	1,133	1,071
Other	590	900

Total gross deferred tax assets	26,051	17,980
Valuation allowance	(24,808)	(1,240)

Net deferred tax assets	1,243	16,740

Deferred tax liabilities:
Property and equipment	(166)	(109)
Unrealized gains on marketable securities	(565)	(299)
Other	(1,053)	(150)

Total gross deferred tax liabilities	(1,784)	(558)

Net deferred tax assets (liabilities)	$(541)	$16,182

      The valuation allowance for deferred tax assets as of January 31, 2003 and 2002 was $24,808,000 and $1,240,000, respectively. The net change in the total valuation allowance for the years ended January 31, 2003 and 2002 was an increase of $23,568,000 and $830,000, respectively.

      Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation allowance. The Company must increase tax expense within its statements of operations when a valuation allowance is established or increased in a given period.

      In the fourth quarter of fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a valuation allowance for its United States deferred tax assets. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it becomes more likely than not that the Company will be able to utilize the deferred tax assets, and therefore reduce its valuation allowance. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. The deferred tax liability that still exists is attributable to foreign operations.

      As of January 31, 2003, the Company has federal net operating loss and credit carry-forwards available to reduce income taxes payable in future years of approximately $39,000,000 and $3,655,000, respectively. If not used, these federal net operating loss and credit carry-forwards will expire between the years 2019 and 2023. The utilization of a portion of the Company’s federal net operating loss and credit carry-forwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity changes could further limit the utilization of these federal net operating loss and credit carry-forwards.

      In future years, the recognized tax benefits relating to the reversal of the valuation allowance for deferred tax assets as of January 31, 2003 will be recorded as follows:

Total

Income tax benefit from continuing operations	$24,519
Additional paid in capital	289

Total	$24,808

(13) Annual Bonus Plan

      The Company’s Annual Bonus Plan provides a formula for determination of cash bonus payments to eligible employees based on a defined percentage of a participant’s qualifying base compensation multiplied by the Company’s annual bonus plan factor. The annual bonus plan factor is based on a chart outlining payout percentages for achievement of defined levels of operating profit.

      There was no annual bonus for fiscal 2002. The annual bonus expense for fiscal 2001 and 2000 was $1,134,000 and $2,035,000, respectively.

(14) 401(k) and Deferred Compensation Plans

      The Company has a 401(k) salary savings plan which covers substantially all of its employees. The Company matches 100% of a participant’s annual plan contributions up to an annual maximum per participant of $2,500 which vests over a four-year period from the participant’s date of hire.

      The Company has also established an executive deferred compensation plan for selected key employees which allows participants to defer a substantial portion of their compensation each year. The Company matches 20% of a participant’s annual plan contributions up to an annual maximum per participant of $10,000. Matching contributions vest over a four-year period from the later of July 1, 1997 or the participant’s date of hire. In addition, the Company provides participants with an annual earnings credit based on the investment indexes selected by the participant prior to the start of each plan year.

      The Company’s expense under the 401(k) and deferred compensation plans for fiscal 2002, 2001 and 2000 was $1,674,000, $1,969,000 and $1,132,000, respectively.

(15) Segment Information

      During fiscal 2002, the Company consolidated its storage solutions and networking sales, support and service functions into a single unit. As a result, it is no longer possible to allocate costs and prepare separate meaningful statements for what had been its networking and storage solutions segments. The

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s management now reviews and makes decisions utilizing financial information for the consolidated business.

	Years Ending January 31,

	2003	2002	2001

Foreign Operations Information:
Revenue:
United States	$153,235	$140,667	$123,717
United Kingdom	26,412	17,245	16,554
France	6,072	6,327	5,213
Other	25,796	22,784	30,622

Total	$211,515	$187,023	$176,106

Long-lived assets (end of period):
United States	$30,554	$43,897	$29,678
United Kingdom	13,709	693	856
Other	94	109	327

Total	$44,357	$44,699	$30,861

      Revenue has been attributed to the country where the end-user customer is located.

      One customer accounted for 10% of the Company’s revenue in fiscal 2002. No single customer accounted for more than 10% of the Company’s revenue in fiscal 2001 or 2000.

(16) Product Warranty

      The following is a roll forward of the Company’s product warranty accrual for each of the years in the three-year period ended January 31, 2003:

	Balance at	Charged to
Years Ended	beginning	cost of	Revisions to	Cost of	Balance at
January 31,	of year	product	estimates	warranty	end of year

2003	$1,935	2,429	—	(2,843)	$1,521
2002	$1,629	2,836	—	(2,530)	$1,935
2001	$904	3,290	—	(2,565)	$1,629

(17) Restructuring Charge

      In the fourth quarter of fiscal 2002, the Company recorded a $1.7 million restructuring charge for severance resulting from a reduction in workforce and professional fees related to canceled acquisition activity. Of this amount $1.3 million was paid prior to January 31, 2003, with the balance to be paid prior to April 30, 2003.

(18) Noncash Financing and Investing Activities and Supplemental Cash Flow Information

      Cash payments for interest expense in fiscal 2002, 2001, 2000 were $1,946,000, $285,000 and $338,000, respectively.

      Cash payments for income taxes, net of refunds received, in fiscal 2002, 2001 and 2000 were $3,535,000, $17,000 and $3,286,000, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not enter into any capital leases during fiscal 2002. During fiscal 2001 and 2000, the Company entered into capital lease obligations for equipment valued at $279,000 and $1,849,000, respectively.

      During fiscal 2001 and 2000, deferred tax assets increased by $994,000 and $5,736,000, respectively, as a result of the tax benefit from employee stock transactions that could not be currently utilized.

(19) Disclosures about Fair Value of Financial Instruments

      The carrying amount for cash and cash equivalents, accounts receivable and capital lease obligations approximates fair value because of the short maturity of those instruments. Marketable securities are recorded at market value at January 31, 2003.

      At January 31, 2003, the Company’s 3% convertible subordinated notes due February 15, 2007 in the amount of $125,000,000 had a fair value of $94,375,000, based on a reported trading price of $75.50 per $100 in face amount of principal indebtedness.

(20) Related Party Transactions

      During fiscal 2002 and 2001, the Company purchased $374,000 and $491,000, respectively, of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2003 the Company had commitments to purchase $933,000 of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale at a profit. The bandwidth was purchased from Dynegy Connect because they offered the best pricing. The Company has purchased bandwidth from competitors of Dynegy Connect when their pricing was more attractive. The Company’s board member, Lawrence McLernon, was formerly chief executive officer of Dynegy Global Communications.

      On May 3, 2002 the Company’s board granted Mr. Kelen, a board member, an option to purchase 50,000 shares of the Company’s common stock at a price of $8.77 per share in consideration of Mr. Kelen’s special participation on the Company’s board, and in consideration of such services to be performed in the future.

      Thomas G. Hudson’s son-in-law is employed by the Company as a regional sales manager. In fiscal 2002, he was paid $128,688 in compensation, commissions and bonuses. Erwin A. Kelen’s son is employed by the Company as an area business development manager. In fiscal 2002, he was paid $146,896 in compensation, commissions and bonuses.

(21) Subsequent Event

      On April 6, 2003, the Company entered into an agreement where a wholly owned subsidiary of the Company will acquire all of the shares of Inrange Technologies Corporation that are owned by SPX Corporation. The shares acquired will constitute approximately 91% of the issued and outstanding shares of Inrange for a purchase price of $2.3132 per share and $172,954,108 in the aggregate. Pursuant to the agreement, immediately following the acquisition, the subsidiary will be merged into Inrange, and the remaining capital stock owned by other Inrange shareholders will be converted into the right to receive $2.3132 per share in cash, resulting in a total payment of approximately $190,000,000 for both the stock purchase and the merger. Consummation of these transactions is subject to significant conditions, including filing and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended January 31, 2003 and 2002 as if the acquisition of Inrange took place on February 1, 2002 and 2001, respectively:

	Pro Forma Years
	Ended January 31,

	2003	2002

Total revenue	$435,099	$447,874
Net loss	$(70,199)	$(37,355)
Net loss per share	$(2.50)	$(1.25)

      The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future. The allocation of the purchase to the acquired assets and liabilities of Inrange Technologies Corporation is subject to adjustment pending completion of a purchase price allocation study and will likely result in changes to the proforma net loss amounts.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in notes 1, 3 and 4 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, on February 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

February 17, 2003, except as to note 21,
which is as of April 6, 2003

QUARTERLY FINANCIAL DATA

(unaudited)

	Years Ended January 31, 2003 and 2002

	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)

	(in thousands, except per share data)
2002
Revenue	$45,212	$48,866	$55,903	$61,534
Gross profit	18,084	19,946	21,550	24,615
Income (loss) from operations	(6,674)	(3,547)	(1,823)	(842)
Income from discontinued operations, net of tax	—	—	207	—
Net income (loss)	(13,765)	(2,106)	(864)	(21,670)
Net income (loss) per share:
Basic	(.48)	(.07)	(.03)	(.81)
Diluted	(.48)	(.07)	(.03)	(.81)
2001(1)
Revenue	$29,413	$41,583	$55,362	$60,665
Gross profit	10,465	16,560	22,027	24,389
Income (loss) from operations	(10,478)	(2,597)	(326)	927
Income from discontinued operations, net of tax	6,423	—	1,799	—
Net income (loss)	(6,555)	(821)	2,398	1,272
Net income (loss) per share:
Basic	(.22)	(.03)	.08	.04
Diluted	(.22)	(.03)	.08	.04

(1)	In fiscal 2001, we divested Propelis Software, Inc. formerly known as our Enterprise Integration Solutions Division to focus all of our resources on our core storage networking business. Accordingly, the financial information for Propelis Software, Inc. has been accounted for as discontinued operations.

(2)	Continuing operations for the first quarter of 2002 includes a $10.1 million cumulative effect of change in accounting principle related to the implementation of SFAS No. 142. Continuing operations for the first quarter of fiscal 2001 includes a $2.0 million write down of inventory, a $325,000 write-off of a product and a $1.0 million restructuring charge. Continuing operations also includes a loss on the sale and write-down of webMethods stock of $10.3 million. Discontinued operations for the first quarter of fiscal 2001 includes a provision of $6.2 million, net of tax, to accrue for the estimated future operating losses of Propelis Software, Inc. through the expected date of divestiture. Discontinued operations for the first quarter of 2001 includes an after tax gain of $12.6 million resulting from the sale of IntelliFrame.

(3)	Continuing operations for the second quarter of fiscal 2002 includes an $89,000 earn-out payable to the employees of BI-Tech.

(4)	Continuing operations for the third quarter of fiscal 2002 includes a $537,000 earn-out payable to the employees of BI-Tech. Discontinued operations for the third quarter of fiscal 2001 includes an after tax gain of $1.8 million from the sale of substantially all of the remaining assets and liabilities of Propelis Software, Inc. to Jacada Ltd.

(5)	Continuing operations for the fourth quarter of fiscal 2002 includes a $1.7 million restructuring charge, a $1.0 million investment write-down, and a $23.6 million valuation allowance for our United States deferred tax assets. Continuing operations also includes $118,000 related to the earn-out payable to the employees of BI-Tech.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003, to be filed with the Securities and Exchange Commission (the “Commission”) on or before May 26, 2003, is incorporated herein by reference. For information concerning the executives officers, see Item 4A of this Annual Report on Form 10-K.

Item 11. Executive Compensation

      The information set forth under the captions “Summary Compensation Table,” “Option Tables,” “Employment Agreements,” “Election of Directors — Compensation of Directors,” “Internal Revenue Code Section 162(m)” and “Comparative Stock Price Performance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003, to be filed with the Commission on or before May 26, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003, to be filed with the Commission on or before May 26, 2003, is incorporated herein by reference.

      The information set forth under the caption “Equity Compensation Plan Information as of January 31, 2003” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2003, to be filed with the Commission on or before May 26, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      During 2002 and 2001, we purchased $374,000 and $491,000, respectively, of bandwidth from Dynegy Connect, an entity wholly owned by Dynegy Global Communications. At January 31, 2003 we have commitments to purchase $933,000 of additional bandwidth from Dynegy Connect through fiscal 2006. All of the bandwidth purchases were for re-sale at a profit. The bandwidth was purchased from Dynegy Connect because they offered us the best pricing. We have purchased bandwidth from competitors of Dynegy Connect when their pricing has been more attractive. Our board member, Lawrence McLernon, was formerly chief executive officer of Dynegy Global Communications.

      On May 3, 2002 our board granted Mr. Erwin Kelen, a board member, an option to purchase 50,000 shares of our common stock at a price of $8.77 per share in consideration of his special participation on our board, and in consideration of such services to be performed in the future.

      Thomas G. Hudson’s son-in-law is employed by us as a regional sales manager. In fiscal 2002, he was paid $128,688 in compensation, commissions and bonuses. Erwin A. Kelen’s son is employed by us as an area business development manager. In fiscal 2002, he was paid $146,896 in compensation, commissions and bonuses.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      The Company reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries has been made known to them in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

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

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements and Schedules of Registrant

Consolidated Statements of Operations for the Years Ended January 31, 2003, 2002 and 2001.

Consolidated Balance Sheets as of January 31, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended January 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) 2.	Consolidated Financial Statement Schedule of Registrant

Independent Auditors’ Report on Consolidated Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for the Years Ended January 31, 2003, 2002 and 2001.

All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

Schedule II

COMPUTER NETWORK TECHNOLOGY CORPORATION

Valuation and Qualifying Accounts

Years ended January 31, 2003, 2002 and 2001

(in thousands)

		Additions

	Balance at	Charged to	Charged to
	beginning	costs &	other		Balance at
Description	of year	expenses	account	Deductions	end of year

Year ended January 31, 2003
Allowance for doubtful accounts and sales returns	$1,848	1,388	—	(820)	$2,416

Year ended January 31, 2002
Allowance for doubtful accounts and sales returns	$2,383	898	—	(1,433)	$1,848

Year ended January 31, 2001
Allowance for doubtful accounts and sales returns	$1,128	1,600	—	(345)	$2,383

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      Under the date of February 17, 2003, except as to note 21, which is as of April 6, 2003, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended January 31, 2003 as contained in the fiscal 2002 annual report on Form 10-K. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for fiscal 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 17, 2003

(a) 3. Exhibits

      The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibit	Description

2.	Purchase Agreement as of April 3, 2001 between Computer Network Technology Corporation and Ernest J. Parsons (Articulent, Inc.). (Incorporated by reference to Exhibit 2 Form 10-K for the year ended January 31, 2002 and Exhibit 99.1 to Form 8-K dated April 3, 2001.)
2.1	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 Registration Statement No. 333-87376.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation. (Incorporated by reference to Exhibit 4.5 Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 Form 10-K for the year ended January 31, 2002.)
4.7	Form of Note (included in Exhibit 4.6) (Incorporated by reference to Exhibit 4.7 Form 10-K for the year ended January 31, 2002.)
10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2002.)(1)
10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to Form 8-K filed on August 5, 2002.)(1)

Exhibit	Description

10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to Form 8-K filed on August 5, 2002.)(1)
10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan.(1)(2)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to Form 8-K filed on August 5, 2002.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)
10.4	Amended and Restated 1992 Employee Stock Purchase Plan.(1)(2)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 5, 2002.)(1)
10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to Form 8-K filed on August 5, 2002.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31, 2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)
12.	Ratio of Earnings to Fixed Charges.(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)

Exhibit	Description

99.1	Cautionary Statements.(2)
99.2	Computer Network Technology Corporation Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

(b) Reports on Form 8-K

      The registrant furnished a Form 8-K on December 13, 2002 with the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied its Form 10-Q for the period ended October 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: April 17, 2003

By:	/s/ THOMAS G. HUDSON

Thomas G. Hudson, President and
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. HUDSON Thomas G. Hudson	President and Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2003

/s/ GREGORY T. BARNUM Gregory T. Barnum	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	April 17, 2003

/s/ JEFFREY A. BERTELSEN Jeffrey A. Bertelsen	Corporate Controller and Treasurer (Principal Accounting Officer)	April 17, 2003

/s/ PATRICK W. GROSS Patrick W. Gross	Director	April 17, 2003

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	April 17, 2003
/s/ LAWRENCE MCLERNON Lawrence McLernon	Director	April 17, 2003

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	April 17, 2003

CERTIFICATIONS

I, Thomas G. Hudson, certify that:

      1. I have reviewed this annual report on Form 10-K of Computer Network Technology Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

By: /s/ Thomas G. Hudson

Thomas G. Hudson
Chief Executive Officer

CERTIFICATIONS

I, Gregory T. Barnum, certify that:

      1. I have reviewed this annual report on Form 10-K of Computer Network Technology Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

By: /s/ Gregory T. Barnum

Gregory T. Barnum
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

2.	Purchase Agreement as of April 3, 2001 between Computer Network Technology Corporation and Ernest J. Parsons (Articulent, Inc.). (Incorporated by reference to Exhibit 2 Form 10-K for the year ended January 31, 2002 and Exhibit 99.1 to Form 8-K dated April 3, 2001.)
2.1	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 Registration Statement No. 333-87376.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation. (Incorporated by reference to Exhibit 4.5 Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 Form 10-K for the year ended January 31, 2002.)
4.7	Form of Note (included in Exhibit 4.6) (Incorporated by reference to Exhibit 4.7 Form 10-K for the year ended January 31, 2002.)
10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2002.)(1)
10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to Form 8-K filed on August 5, 2002.)(1)
10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to Form 8-K filed on August 5, 2002.)(1)

Exhibit	Description

10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan.(1)(2)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to Form 8-K filed on August 5, 2002.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)
10.4	Amended and Restated 1992 Employee Stock Purchase Plan.(1)(2)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 5, 2002.)(1)
10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to Form 8-K filed on August 5, 2002.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31, 2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)
12.	Ratio of Earnings to Fixed Charges.(2)

Exhibit	Description

21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
99.1	Cautionary Statements.(2)
99.2	Computer Network Technology Corporation Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.