Form 10-Q
period 2003-04-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 2003-06-16
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442

(Address of principal executive offices)(Zip Code)

Telephone Number: (763) 268-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 30, 2003, the registrant had 27,008,895 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

PART I

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended

	April 30,
	2003	2002

Revenue:
Product sales	$34,404	$29,754
Service fees	17,926	15,458

Total revenue	52,330	45,212

Cost of revenue:
Cost of product sales	21,634	17,368
Cost of service fees	10,086	9,760

Total cost of revenue	31,720	27,128

Gross profit	20,610	18,084

Operating expenses:
Sales and marketing	14,206	15,577
Engineering and development	5,920	6,668
General and administrative	2,556	2,513

Total operating expenses	22,682	24,758

Loss from operations	(2,072)	(6,674)

Other income (expense):
Net gain on sale of marketable securities	747	—
Other, net	(47)	1,056

Other income, net	700	1,056

Loss before income taxes	(1,372)	(5,618)
Provision (benefit) for income taxes	710	(1,921)

Net loss before cumulative effect of change in accounting principle	(2,082)	(3,697)
Cumulative effect of change in accounting principle	—	(10,068)

Net loss	$(2,082)	$(13,765)

Basic & diluted loss per share:
Operations	$(.08)	$(.12)

Cumulative effect of change in accounting principle	$—	$(.33)

Net loss	$(.08)	$(.45)

Shares	26,960	30,441

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,
	2003	January 31,
	(unaudited)	2003

Assets
Current assets:
Cash and cash equivalents	$219,878	$98,341
Marketable securities	1,277	111,143
Receivables, net	45,665	56,040
Inventories	17,856	24,091
Other current assets	2,616	2,118

Total current assets	287,292	291,733

Property and equipment, net	20,831	22,566
Field support spares, net	5,812	6,009
Goodwill	14,844	14,113
Other intangibles, net	1,597	1,669
Other assets	3,007	3,079

	$333,383	$339,169

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,908	$16,889
Accrued liabilities	23,094	25,060
Deferred revenue	20,897	19,340
Current installments of obligations under capital lease	482	708

Total current liabilities	59,381	61,997

Convertible subordinated debt	125,000	125,000
Deferred tax liability	490	541

Total liabilities	184,871	187,538

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A Junior participating preferred stock, authorized 40 shares, none issued & outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 26,988 at April 30, 2003 and 26,921 at January 31, 2003	270	269
Additional paid-in capital	174,154	173,955
Unearned compensation	(631)	(675)
Accumulated deficit	(25,028)	(22,946)
Accumulated other comprehensive income (loss)	(253)	1,028

Total shareholders’ equity	148,512	151,631

	$333,383	$339,169

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	April 30,

	2003	2002

Operating Activities:
Net loss	$(2,082)	$(13,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	10,068
Depreciation and amortization	3,712	4,020
Non-cash compensation expense	132	161
Net gain on sale of marketable securities	(747)	—
Changes in deferred taxes	(51)	—
Changes in operating assets and liabilities, net of acquisition:
Receivables	10,322	13,611
Inventories	6,235	(2,102)
Other current assets	(498)	(1,487)
Accounts payable	(1,981)	(966)
Accrued liabilities	(2,697)	(4,720)
Deferred revenue	1,557	2,543

Cash provided by operating activities	13,902	7,363

Investing Activities:
Additions to property and equipment	(1,020)	(2,931)
Additions to field support spares	(688)	(1,049)
Net redemption (purchase) of marketable securities	109,866	(25,694)
Other assets	72	83

Cash provided by (used in) investing activities	108,230	(29,591)

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	—	121,706
Proceeds from issuance of common stock	112	499
Repayments of obligations under capital leases	(226)	(300)

Cash provided by (used in) financing activities	(114)	121,905

Effects of exchange rate changes	(481)	169

Net increase in cash and cash equivalents	121,537	99,846
Cash and cash equivalents— beginning of period	98,341	34,402

Cash and cash equivalents— end of period	$219,878	$134,248

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission. References to fiscal 2003 and 2002, represent the twelve months ended January 31, 2004 and 2003, respectively.

(2) MARKETABLE SECURITIES

     During the first quarter of fiscal 2003, the Company sold marketable securities totaling $122 million, resulting in a net pre-tax gain of approximately $747. No significant gains or losses from the sale of marketable securities were recorded during the first quarter of fiscal 2002.

     The Company’s investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit. The Company also has 41,031 shares of webMethods stock received in connection with the sale of IntelliFrame.

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	April 30,	January 31,
	2003	2003

Inventories:
Components and subassemblies	$13,233	$16,918
Work in process	920	306
Finished goods	3,703	6,867

	$17,856	$24,091

(4) ACQUISITIONS

Inrange (subsequent event)

     On April 6, 2003, the Company entered into an agreement where a wholly owned subsidiary of the Company would acquire all of the shares of Inrange Technologies Corporation (Inrange) that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 the Company completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. The Company expects to record an integration charge during the fiscal second quarter ending July 31, 2003 for severance costs related to termination of the Company’s employees, professional fees and travel costs related to the integration. Other possible integration charges include inventory and asset write-downs related to discontinued product lines. The Company may also record a charge for in-process research and development pending completion of the purchase price allocation analysis. The size and scope of any charges will not be known until the Company’s integration planning is complete.

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the first quarter of fiscal 2003 and 2002 as if the acquisition of Inrange took place on February 1, 2003 and 2002, respectively:

	Pro Forma
	Three months ended
	April 30,

	2003	2002

Total revenue	$92,492	$107,114
Net loss	$(12,846)	$(13,463)
Net loss per share	$(.48)	$(.44)

     The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future. The allocation of the purchase price to the acquired assets and liabilities of Inrange is subject to adjustment pending completion of a purchase price allocation study and will likely result in changes to the pro forma net loss amounts.

BI-Tech

     On June 24, 2002, the Company acquired all the outstanding stock of Business Impact Technology Solutions Limited (BI-Tech), a leading provider of storage management solutions and services, for $12 million in cash plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The Company allocated $6.5 million, $1.1 million and $250 of the purchase price to goodwill, customer list and non-compete agreements, respectively. The customer list and non-compete agreements are amortized over periods of ten and two years, respectively. The accompanying financial statements include the results of BI-Tech since June 24, 2002.

     The purchase agreement requires payment of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. The purchase agreement required the Company to pay this additional consideration at its option, in the form of a note payable or the Company’s stock to the former stockholders, and in cash to the BI-Tech employees. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During the first quarter of 2003 and based on BI-Tech’s operations since July 1, 2002, an additional $719 and $4.3 million, respectively, was added to goodwill and $312 and $1.1 million, respectively, was recorded as compensation expense and a corresponding liability was recorded.

(5) GOODWILL AND INTANGIBLE ASSETS

     The change in the net carrying amount of goodwill for the first quarter of fiscal 2003 was as follows:

Total

Balance February 1, 2003	$14,113
Acquisition of BI-Tech — additional purchase price	719
Translation adjustment	12

Balance as of April 30, 2003	$14,844

     The components of other amortizable intangible assets were as follows:

	April 30, 2003		January 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$1,630	$(202)	$1,630	$(161)
Non-compete agreements	250	(81)	250	(50)

Total	$1,880	$(283)	$1,880	$(211)

Total other intangible assets, net	$1,597		$1,669

     Amortization expense for intangible assets during the first quarter of fiscal 2003 was $72. Amortization expense for the remainder of fiscal 2003 is estimated to be $216. Amortization expense is estimated to be $238 in fiscal 2004 and $163 in fiscal 2005 through 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Three months ended
	April 30,

	2003	2002

Net loss	$(2,082)	$(13,765)
Unrealized loss on marketable securities, net of tax effect of $0 and $338	—	(586)
Foreign currency translation adjustment, net of tax effect of $0	(213)	82

Total comprehensive loss	$(2,295)	$(14,269)

(7) CONVERTIBLE SUBORDINATED DEBT

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

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the three months ended April 30, 2003 and 2002 was $5.01 and $8.63, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	April 30,

	2003	2002

Risk free interest rate	3.15%	4.56%
Expected life	6.18	5.33
Expected volatility	87.38%	87.48%

     Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three Months Ended
	April 30,

	2003	2002

Net loss, as reported	$(2,082)	$(13,765)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,508)	(1,750)

Pro forma net loss	$(4,590)	$(15,515)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.45)
Pro forma	$(0.17)	$(0.51)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty loss expenses, which is periodically adjusted for recent actual experience. Warranty terms on the Company's equipment range from 90 days to 1 year. The changes in warranty reserve balances for the three months ended April 30, 2003 and 2002 were as follows:

	April 30,

	2003	2002

Beginning balance	$1,521	$1,935
Charged to cost of product	358	534
Revisions to estimates	—	—
Cost of warranty	(711)	(686)

Ending balance	$1,168	$1,783

(10) NEW ACCOUNTING PRONOUNCEMENTS

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

(11) Litigation

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint alleges Inrange is infringing the SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. The case is in its preliminary stages and management is evaluating the litigation.

     Inrange has also been named as a defendant in the case Onex, Inc., Joseph P. Huffine, and Sally Huffine Breen v. Inrange Technologies Corporation, No. CV-0593LJM-WTL, pending in the United States District Court, Southern District of Indiana. The action was commenced on April 23, 2003. The complaint alleges breach of the contract pursuant to which Inrange acquired certain assets of Onex, Inc. The contract includes a provision for additional payments of purchase price based on the performance of the business acquired over a two year period. The contract requires the payments be made at the end of each year in such two year period. Specifically, the complaint alleges, among other things, that Inrange did not conduct the business in a commercially reasonable manner and the pay out for the first year should have been $6 million and that the payment for the second year will be substantially smaller. The complaint also alleges the plaintiffs were harmed by the failure to provide accurate data with respect to the business acquired and Inrange’s failure to pay certain liabilities harmed the plaintiffs. The case is in its preliminary stages and management is evaluating the litigation.

     A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under Section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. At this point, it is too early to form a definitive opinion concerning the ultimate outcome.

(12) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually using a two-step impairment test.

     Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication of goodwill impairment. The Company tested its reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The valuation of the Company’s former Storage Solutions segment indicated that the goodwill associated with the acquisition of Articulent in April of 2001 was impaired. The performance of this business had not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10.1 million from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in the first quarter ended April 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2003.

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

     Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market out storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, Dell Computer Corporation and Veritas.

     Our wholly owned subsidiary, Inrange Technologies Corporation (Inrange), which we acquired on May 5, 2003, also designs, manufactures, markets and services networking and switching products for storage and data networks. These products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex, storage networks efficiently, without geographic limitations.

     The flagship product of Inrange, the FC/9000, is the storage area networks most scalable storage networking director-class Fibre Channel switch available for SANs. With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which an enterprise can build storage networks that can be used in systems where reliability and continuous availability are critical. These products are designed to be compatible with various vendors’ products and multiple communication standards and protocols. Inrange distributes and supports these products through a combination of direct sales and service operations and indirect channels.

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement where our wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. We expect to record an integration charge during the fiscal second quarter ending July 31, 2003 for severance costs related to termination of employees, professional fees and travel costs related to the integration. Other possible integration charges include inventory and asset write-downs related to discontinued product lines. We may also record a charge for in-process research and development pending completion of the purchase price allocation analysis. The size and scope of any charges will not be known until the integration planning is complete.

     Completion of this acquisition makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2002 pro forma annual revenues of approximately $435 million. We have global leadership positions in our markets. The acquisition significantly broadens and strengthens our portfolio of storage and networking products and solutions, increases our global size and scope, expands our customer base, and provide us with significant scale and cost reduction opportunities.

Acquisition of BI-Tech

     In June 2002, we acquired all of the outstanding stock of Business Impact Technology Solutions Limited (BI-Tech), a leading provider of storage management solutions and services, for $12 million in cash, plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The accompanying financial statements include the results of BI-Tech since June 24, 2002. The purchase agreement requires that we pay at our option, in the form of a note payable or our stock to the former stockholders, and in cash to the BI-Tech employees, additional consideration based on achievement of certain earnings for each of the two years beginning July 1, 2002. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During the first quarter ended April 30, 2003 and based on BI-Tech’s operations since July 1, 2002, an additional $719,000 and $4.3 million, respectively, was added to goodwill and $312,000 and $1.1 million, respectively, was recorded as compensation expense, and a corresponding liability was recorded.

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

Valuation Allowance for Deferred Tax Assets

     In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a full valuation allowance for our United States deferred tax assets. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

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

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Three months ended
	April 30,

	2003	2002

Revenue:
Product sales	65.7%	65.8%
Service fees	34.3	34.2

Total revenue	100.0	100.0

Gross profit:
Product sales	37.1	41.6
Service fees	43.7	36.9

Total gross profit	39.4	40.0

Operating expenses:
Sales and marketing	27.1	34.5
Engineering and development	11.3	14.7
General and administrative	4.9	5.6

Total operating expenses	43.3	54.8

Loss from operations	(3.9)%	(14.8)%

Revenue

Product revenue

     Sales of our networking products generated revenues of $18.3 million in the first quarter of 2003, down $4.0 million or 18% from the first quarter of 2002. Storage networking product revenue for the first quarter of 2003 totaled $16.6 million, down 11% from $18.6 million in the first quarter of 2002. Sales of our channel extension product applications decreased 53% in the first quarter of 2003 to $1.7 million from $3.7 million in the first quarter of 2002. Our older channel extension products continue to be a profitable part of our business and a key application for many of our storage networking customers. While we experienced reduced demand in the first quarter, we expect that revenue from our storage networking products will account for a substantial portion of our total networking product sales for the foreseeable future. We anticipate that the Fibre Channel director switching products acquired from Inrange will also account for a significant portion of our networking product revenue in future periods. Further, we do not expect revenue for our channel networking products to increase significantly and it may decline in the future.

     Sales of our third party storage solutions products generated revenues of $16.1 million in the first quarter of 2003, up $8.6 million or 115% from the first quarter of 2002. Our acquisition of Articulent in April 2001 and BI-Tech in June 2002 significantly expanded our third party solution offerings. The BI-Tech acquisition accounted for $3.9 million of third party product revenue in the first quarter of 2003.

Service revenue

     Service revenues from maintenance of our networking products for the first quarter of 2003 totaled $10.8 million, down $111,000 or 1% from the first of 2002. The decrease can be attributed to cancellations of maintenance related to our Channelink® products and migration of customers to our UltraNet® products. We anticipate service revenues from maintenance of networking products will increase significantly next quarter due to our acquisition of Inrange.

     Our storage consulting fee revenues increased 57% in the first quarter of 2003 to $7.1 million from $4.5 million in fiscal 2002. The growth in storage consulting fee revenue was due to increased customer acceptance of our service offerings. In addition, our sales team has become more experienced and proficient at selling solutions that include our service offerings. During the first quarter of 2003, BI-Tech contributed $1.0 million of storage consulting revenue.

General

     Revenue generated from the sale of products and services outside the United States for the first quarter of 2003 totaled $15.3 million, an increase of 61%, or $5.8 million from the first quarter of 2002. We derived 29% of our revenue from sales outside of the United States in the first quarter of 2003 compared to 21% in the first quarter of 2002. The increase in revenue generated outside the United States is primarily attributed to the BI-Tech acquisition in June of 2002. BI-Tech increased our international sales during the first quarter of 2003 by $4.9 million. BI-Tech is based in the United Kingdom and we expect it will increase our international sales in future periods. During calendar year 2002, international sales accounted 40% or $89.3 million of Inrange’s total revenue. We expect our volume of international sales to increase significantly in future periods due to the Inrange acquisition.

     No single customer accounted for more than 10% of our revenue during the first quarter of 2003 or 2002. Price discounting had a small impact on our product revenue during these periods.

     During the first quarter of 2003, approximately 35% and 17% of our product revenue was derived from businesses in the financial services and information outsourcing industries, respectively.

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

Gross Profit Margins

Product margins

     Gross margins from the sale of networking products for the first quarter of 2003 were 55%, compared to 51% in the first quarter of 2002. The increase in gross margin percentage was due to actions taken to reduce the manufactured cost of our UltraNet® Director products. In addition, price discounting was somewhat lower in the first quarter of 2003. We expect overall margins for our networking products to be somewhat lower in future periods due to our acquisition of Inrange. The Inrange Fibre Channel switch director products carry gross margins between 30% and 40%, depending upon whether the sale is through indirect channels or direct to the end user. Sales through indirect channels carry a lower gross margin, but approximately the same operating margin as a direct sale to the end user.

     Gross margins from the sale of third party storage solutions products for the first quarter of 2003 were 17%, compared to 15% in the first quarter of 2002. The slight increase in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the high teens in future periods.

Service margins

     Gross service margins for our networking business improved in the first quarter of 2003 to 50%, compared to 45% in the first quarter of 2002. The improvement was primarily due to the cost reduction actions taken during the fourth quarter of 2002. We anticipate that gross service margins for our networking business will be about 50% after the integration of Inrange is complete.

     Gross profit margins from our storage consulting fees improved to 34% in the first quarter of 2003, or 36%, excluding a $131,000 earn-out payable to the service employees of BI-Tech. The gross profit margins for our storage consulting fees were 17% for the first quarter of 2002. The improvement in the gross profit margin percentage in the first quarter of 2003 compared to the same period of 2002 was due to higher utilization of our employee consultants. Our storage consultant fee revenue increased to $7.1 million in the first quarter of 2003 from $4.5 million in the first quarter of 2002, an increase of 57%. Costs associated with our storage consulting fees were $4.7 million, or $4.6 million, excluding the BI-Tech earn-out, up from $3.7 million in the first quarter of 2002.

Operating Expenses

Impact of Inrange acquisition on operating expenses

     Operating expenses are expected to increase significantly in future periods due to the Inrange acquisition which we expect to be offset in whole or part by increased revenues. The amount of the increase in each category of expense will not be known until our integration of Inrange is complete.

Sales and marketing

     Sales and marketing expense for the first quarter of 2003 totaled $14.2 million, down 9% from $15.6 million in the first quarter of 2002. The decrease in sales and marketing expense was primarily the result of the cost reduction actions taken during the fourth quarter of 2002. These costs savings were partially offset by the incremental sales and marketing costs associated with our BI-Tech acquisition in June of 2002. Sales and marketing expense for BI-Tech in the first quarter of 2003 which totaled $1.1 million, of which $158,000 relates to the earn-out payable to the BI-Tech sales and marketing employees.

Engineering

     Engineering and development expense for the first quarter of 2003 totaled $5.9 million, down 11% from $6.7 million in the first quarter of 2002. The decrease was primarily due to cost reduction actions taken during the fourth quarter of 2002, including a workforce reduction and reductions in discretionary spending. These costs savings were partially offset by our continued development of our UltraNet® family of products, particularly the UltraNet® Edge product, which has generated $19.0 million of revenue since its introduction in the third quarter of 2001.

General and administrative

     General and administrative expenses for the first quarter of 2003 totaled $2.6 million compared to $2.5 million in the first quarter of 2002. The June 2002 acquisition of BI-Tech added $186,000 to general and administrative expense, of which $23,000 relates to the earn-out payable to the BI-Tech general and administrative employees. This additional expense was offset by lower costs for employee wages and, fringe benefits due to reduction in number of employees, as well as lower insurance and professional fees.

Other

     Interest and other income for the three months ended April 30, 2003 and 2002 totaled $700,000 and $1.1 million, respectively. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in interest expense of $1.1 million and $893,000 for the three months ended April 30, 2003 and 2002. Interest income totaled $1.1 million and $1.9 million for the three months ended April 30, 2003 and 2002. The main reason for the decrease in interest income was primarily due to lower investment yields. During the first quarter of 2003, we sold substantially all of our investments in marketable securities resulting in a net realized gain totaling $747,000. The sale of the marketable securities was necessary due to our acquisition of Inrange Technologies Corporation on May 5, 2003 for $190 million in cash.

     Given our losses in fiscal 2002 and 2001, and our cautious outlook for information technology spending, we concluded that it was necessary to provide a full valuation allowance for our United States deferred tax assets, in our fourth quarter ended January 31, 2003. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire until 15-20 years from now.

has entered into a Memorandum of Understanding with the plaintiff’s and the insurers with respect to a settlement of plaintiff’s claims, which is subject to approval by the various issuer defendants. Even if the settlement with the plaintiffs is approved, Inrange could still be subject to litigation and discovery requests. SPX Corporation controls the defense and settlement of this matter and has certain indemnification obligations under the agreement where Computer Network Technology Corporation acquired SPX’s shares of Inrange. At this point, it is too early to form a definitive opinion concerning the ultimate outcome. Management believes, after consultation with legal counsel, that this matter will not have a material adverse effect on Computer Network Technology Corporation’s financial condition or results of operations.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at April 30, 2003 totaled $221 million, an increase of $11.7 million since January 31, 2003. The increase is primarily due to lower levels of accounts receivables and inventory, which contributed over $16 million of cash during the first quarter of 2003. Uses of cash for the first quarter of 2003, included $1.7 million for capital equipment and field support spares. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     On May 5, 2003, we completed the acquisition of Inrange Technology Corporation for $190 million in cash. After the closing of this transaction, our overall cash position was approximately $70 million before transaction and integration costs. We believe that our available cash after closing, when combined with our anticipated cash flows from the combined operations of the two companies, including cash flow improvements resulting from increased scale and cost synergies, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2003. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels from Inrange products and services, completion of certain restructuring activities and payments of integration and restructuring charges in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at April 30, 2003, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

			Less Than		One to		Four to Five		After
Cash Obligation	Total		One year		Three Years		Years		Five Years

Capital leases	$	.5	$	.5	$	None	$	None	$	None
Operating leases	$	21.4	$	4.2	$	7.9	$	4.7	$	4.6
Purchase orders	$	12.8	$	12.2	$	.6	$	None	$	None
Convertible subordinated notes, plus interest	$	138.1	$	3.8	$	11.3	$	123.0	$	None

     On December 3, 2002 we entered into a product development agreement that requires us to purchase $10.0 million of product prior to March 15, 2005. The commitment expires if the product is not generally available by March 31, 2004. This purchase commitment has also been reflected in the above table under the “Purchase Order” caption.

     Our acquisition of BI-Tech requires that we pay to the former stockholders and the BI-Tech employees additional consideration based on achievement of certain earnings for each of the two years beginning July 1, 2002. The additional consideration of $5.3 million at April 30, 2003 for the first year of the earn-out is not reflected in the above table because terms of payment have not yet been elected. Payment may be in the form of a note payable or stock at our option, or in the case of the employees, cash.

     We acquired the stock of Inrange and therefore Inrange continues to be obligated for its contractual obligations which it had outstanding as of May 5, 2003, and performance of these obligations will be reflected in our consolidated results. These commitments consisting of operating leases and open purchases orders totaled $24.6 million as of December 31, 2002. Inrange also has other obligations, including the potential contingent obligations described in Item I of Part II of this Form 10-Q under the heading "Legal Proceedings".

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

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. On April 30, 2003, the average bid and ask price of our convertible subordinated notes due 2007 was 74.38, resulting in an aggregate fair value of approximately $93.0 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On April 30, 2003, the last reported sale price of our common stock on the Nasdaq Market was $5.67 per share.

     At April 30, 2003, our marketable securities included a $194,000 investment in a Standard & Poors 500 stock price index fund and a $292,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees. We also own 41,031 shares of webMethods stock received from the sale of IntelliFrame.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pound sterling. As of April 30, 2003, we had no open forward exchange contracts.

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

     The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the CEO and CFO believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

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

- business strategy;

- expectations regarding future liquidity revenue levels, gross margins, expenses, operating margins and earnings per share;

- timing of and plans for the introduction or phase-out of products or services;

- enhancements of existing products or services;

- plans for hiring or reducing personnel;

- entering into strategic partnerships;

- other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) technological change affecting our products; (vi) whether any delayed orders will be received; (vii) unanticipated difficulties in integration of Inranage; (viii) unanticipated risks associated with introducing new products and features, and, (ix) risks associated with the unfavorable developments in litigation, (x) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2003. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward looking statements speak as of the date hereof. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint alleges Inrange is infringing the SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. The case is in its preliminary stages and management is evaluating the litigation.

     Inrange has also been named as a defendant in the case Onex, Inc., Joseph P. Huffine, and Sally Huffine Breen v. Inrange Technologies Corporation, No. CV-0593LJM-WTL, pending in the United States District Court, Southern District of Indiana. The action was commenced on April 23, 2003. The complaint alleges breach of the contract pursuant to which Inrange acquired certain assets of Onex, Inc. The contract includes a provision for additional payments of purchase price based on the performance of the business acquired over a two year period. The contract requires the payments be made at the end of each year in such two year period. Specifically, the complaint alleges, among other things, that Inrange did not conduct the business in a commercially reasonable manner and the pay out for the first year should have been $6 million and that the payment for the second year will be substantially smaller. The complaint also alleges the plaintiffs were harmed by the failure to provide accurate data with respect to the business acquired and Inrange’s failure to pay certain liabilities harmed the plaintiffs. The case is in its preliminary stages and management is evaluating the litigation.

     A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under Section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. At this point, it is too early to form a definitive opinion concerning the ultimate outcome.

Items 2-5. None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits filed herewith.

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

10.1	Tax Sharing Agreement, between Inrange Technologies Corporation and SPX Corporation.(2)

10.2	Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)

10.3	Letter Agreement between Inrange Technologies Corporation and Kenneth H. Koch effective October 28, 2002.(1)(2)

10.4	Letter Agreement between Inrange Technologies Corporation and John R. Schwab effective October 28, 2002.(1)(2)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share.

99.1	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)     Management contracts or compensatory plans or arrangements with the Company.

(2)     Filed herewith.

     (b)  Reports on Form 8-K

The Company filed a current report on March 19, 2003, to report the execution of employment agreements with Thomas G. Hudson and Gregory T. Barnum. The company also filed a current report on Form 8-K on April 8, 2003, to report that it had entered into a definitive agreement to acquire Inrange. A current report on Form 8-K was dated and furnished May 12, 2003, pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the Company’s financial results for the first quarter of 2003 and certain other information. The Company also filed a Form 8-K dated May 15, 2003 to report the press release announcing the Company’s agreement to acquire Inrange Technologies Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: June 13, 2003

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the function):

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

Date: June 12, 2003
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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the function):

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

Date: June 12, 2003
/s/ GREGORY T. BARNUM
Gregory T. Barnum
Chief Financial Officer

EXHIBIT INDEX

Item	Description

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25,1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

10.1	Tax Sharing Agreement, between Inrange Technologies Corporation and SPX Corporation.(2)

10.2	Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)

10.3	Letter Agreement between Inrange Technologies Corporation and Kenneth H. Koch effective October 28, 2002.(1)(2)

10.4	Letter Agreement between Inrange Technologies Corporation and John R. Schwab effective October 28, 2002.(1)(2)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Shares.(2)

99.1	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)     Management contracts or compensatory plans or arrangements with the Company.

(2)     Filed herewith.