Form 10-Q
period 2003-07-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2003-09-15
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
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

As of September 1, 2003, the registrant had 27,159,852 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations for the three and six months ended July 31, 2003 and 2002	3
	Consolidated Balance Sheets as of July 31, 2003 and January 31, 2003 Consolidated Statements of Cash Flows for the six months ended July 31, 2003 and 2002	4 5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial
Item 3.	Condition and Results of Operations Market Risk	12 19
Item 4.	Controls and Procedures	19
PART II	OTHER INFORMATION	21
Item 1.	Legal Proceedings	21
Items 2-3.	None
Items 4.	Submission of Matters to a Vote of Security Holders	22
Items 5.	None
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS
EXHIBIT INDEX

PART I

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	July 31,		July 31,

	2003	2002	2003	2002

Revenue:
Product sales	$63,489	$33,128	$97,893	$62,882
Service fees	33,224	15,738	51,150	31,196

Total revenue	96,713	48,866	149,043	94,078

Cost of revenue:
Cost of product sales	39,244	19,612	60,878	36,980
Cost of service fees	20,420	9,308	30,506	19,068

Total cost of revenue	59,664	28,920	91,384	56,048

Gross profit	37,049	19,946	57,659	38,030

Operating expenses:
Sales and marketing	24,867	14,208	39,073	29,785
Engineering and development	12,025	6,591	17,945	13,259
General and administrative	5,266	2,694	7,822	5,207
In-process research and development charge	19,706	—	19,706	—

Total operating expenses	61,864	23,493	84,546	48,251

Loss from operations	(24,815)	(3,547)	(26,887)	(10,221)

Other income (expense):
Net gain on sale of marketable securities	—	—	747	—
Interest expense	(1,094)	(1,150)	(2,220)	(2,044)
Interest income and other, net	375	1,523	1,454	3,473

Other income (expense), net	(719)	373	(19)	1,429

Loss before income taxes	(25,534)	(3,174)	(26,906)	(8,792)
Provision (benefit) for income taxes	288	(1,068)	998	(2,989)

Net loss before cumulative effect of change in accounting principle	(25,822)	(2,106)	(27,904)	(5,803)
Cumulative effect of change in accounting principle	—	—	—	(10,068)

Net loss	$(25,822)	$(2,106)	$(27,904)	$(15,871)

Basic and diluted loss per share:
Net loss before cumulative effect of change
in accounting principle	$(.96)	$(.07)	$(1.03)	$(.20)

Cumulative effect of change in accounting
principle	$—	$—	$—	$(.34)

Net loss	$(.96)	$(.07)	$(1.03)	$(.54)

Shares	26,979	28,466	26,973	29,437

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,
	2003	January 31,
	(unaudited)	2003

Assets
Current assets:
Cash and cash equivalents	$51,545	$98,341
Marketable securities	8,644	111,143
Receivables, net	92,110	56,040
Inventories	23,769	24,091
Other current assets	4,131	2,118

Total current assets	180,199	291,733

Property and equipment, net	41,761	22,566
Field support spares, net	11,202	6,009
Goodwill	108,991	14,113
Other intangibles, net	36,638	1,669
Other assets	3,306	3,079

	$382,097	$339,169

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,480	$16,889
Accrued liabilities	53,145	25,060
Deferred revenue	41,211	19,340
Current installments of capital lease	290	708

Total current liabilities	122,126	61,997

Convertible subordinated debt	125,000	125,000
Deferred tax liability	473	541

Total liabilities	247,599	187,538

Shareholders equity:
Preferred stock	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 27,159 at July 31, 2003 and 26,921 at January 31, 2003	272	269
Additional paid-in capital	185,499	173,955
Unearned compensation	(487)	(675)
Accumulated deficit	(50,850)	(22,946)
Accumulated other comprehensive income (loss)	64	1,028

Total shareholders’ equity	134,498	151,631

	$382,097	$339,169

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	July 31,

	2003	2002

Operating Activities:
Net loss	$(27,904)	$(15,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	10,068
Depreciation and amortization	11,162	8,138
In-process research and development charge	19,706	—
Non-cash compensation expense	280	354
Net gain on sale of marketable securities	(747)	—
Changes in deferred taxes	7	—
Changes in operating assets and liabilities, net of acquisition:
Receivables	(2,967)	9,442
Inventories	10,970	(1,925)
Other current assets	3,591	1,448
Accounts payable	321	(5,418)
Accrued liabilities	(7,672)	(4,578)
Deferred revenue	927	2,359

Cash provided by operating activities	7,674	4,017

Investing Activities:
Additions to property and equipment	(4,434)	(4,052)
Additions to field support spares	(739)	(2,823)
Acquisition of Inrange Technologies, net of cash acquired	(152,585)	—
Acquisition of BI-Tech, net of cash acquired	—	(7,723)
Net redemption (purchase) of marketable securities	102,500	(32,775)
Other assets	392	175

Cash used in investing activities	(54,866)	(47,198)

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	—	121,706
Proceeds from issuance of common stock	1,032	1,531
Payments for repurchases of common stock	—	(29,941)
Repayments of obligations under capital leases	(418)	(719)

Cash provided by financing activities	614	92,577

Effects of exchange rate changes	(218)	687

Net increase (decrease) in cash and cash equivalents	(46,796)	50,083
Cash and cash equivalents — beginning of period	98,341	34,402

Cash and cash equivalents — end of period	$51,545	$84,485

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

     On May 5, 2003, the Company completed the acquisition of Inrange Technologies (Inrange) for $190 million in cash. The acquisition was accounted for as a purchase, and the Company’s financial statements include the results of since May 5, 2003. See footnote 4 “Acquisitions” for further information regarding the effect of the Inrange acquisition on the Company’s balance sheet and results of operations.

(2) MARKETABLE SECURITIES

     During the first quarter of fiscal 2003, the Company sold marketable securities totaling $122 million, resulting in a net pre-tax gain of approximately $747. No significant gains or losses from the sale of marketable securities were recorded during the second quarter of fiscal 2003 or the first half of fiscal 2002.

     The Company’s investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit.

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	July 31,	January 31,
	2003	2003

Inventories:
Components and subassemblies	$13,467	$16,918
Work in process	1,622	306
Finished goods	8,680	6,867

	$23,769	$24,091

(4) ACQUISITIONS

Inrange

     On April 6, 2003, the Company entered into an agreement whereby a wholly owned subsidiary of the Company would acquire all of the shares of Inrange Technologies Corporation that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 the Company completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Inrange since May 5, 2003. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:
Cash paid	$190,526
Value of stock option grants	10,286
Transaction costs	3,347

Total purchase consideration paid	$204,159

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$41,088
Accounts receivable	33,102
Inventory	10,648
Property and equipment	21,614
Field support spares	6,826
Developed technology	20,248
Customer list	15,294
Trademarks	1,234
In-process research and development	19,706
Goodwill	90,643
Deferred taxes	75
Other assets	6,223
Accounts payable	(10,270)
Accrued expenses	(31,328)
Deferred revenue	(20,944)

Total purchase consideration paid	$204,159

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended July 31, 2003 and 2002 as if the acquisition of Inrange took place on February 1, 2003 and 2002, respectively:

	Pro Forma		Pro Forma
	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Total revenue	$96,713	$101,687	$189,205	$208,801
Net loss	$(6,116)	$(12,609)	$(17,328)	$(27,130)
Net loss per share	$(.23)	$(.44)	$(.64)	$(.92)

     The pro forma results include amortization of the customer list, developed technology and trademarks presented above. The unaudited pro forma results do not include the $19.7 million charge for in-process research and development related to the Inrange acquisition. The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future. The Inrange purchase price allocation is preliminary and subject to change pending completion of the purchase price allocation analysis.

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

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to the BI-Tech employees is recorded as compensation expense. During the second quarter and first six months of 2003, $3.5 million and $7.7 million, respectively, was added to goodwill and $0 and $1.1 million, respectively, was recorded as compensation expense under the earn out arrangement.

(5) GOODWILL AND INTANGIBLE ASSETS

     The change in the carrying amount of goodwill for the first six months of 2003 was as follows:

Total

Balance February 1, 2003	$14,113
Addition purchase price of BI-Tech	4,228
Acquisition of Inrange	90,643
Translation adjustment	7

Balance as of July 31, 2003	$108,991

     The components of other amortizable intangible assets were as follows:

	July 31, 2003		January 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$16,924	$(789)	$1,630	$(161)
Trademarks	1,234	(62)	—	—
Developed technology	20,248	(1,055)	—	—
Non-compete agreements	250	(112)	250	(50)

Total	$38,656	$(2,018)	$1,880	$(211)

Total other intangible assets, net	$36,638		$1,669

     Amortization expense for intangible assets during the second quarter and first six months of 2003 was $1.7 million and $1.8 million, respectively. Amortization expense for the remainder of 2003 is estimated to be $3.5 million. Amortization expense is estimated to be $6.8 million in 2004 through 2006, $6.2 million in 2007 and $3.2 million in 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Six Months ended
	July 31,

	2003	2002

Net loss	$(27,904)	$(15,871)
Unrealized loss on marketable securities, net of tax effect of $277 and $267	(444)	(519)
Realized gains on marketable securities included in net loss, net of tax effect $288 and $0	(459)	—
Foreign currency translation adjustment, net of tax effect of $0	(61)	448

Total comprehensive loss	$(28,868)	$(15,942)

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

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the six months ended July 31, 2003 and 2002 was $5.02 and $7.13 respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Risk free interest rate	2.55%	4.16%	2.71%	4.36%
Expected life	6.68	5.91	6.68	5.91
Expected volatility	86.60%	87.50%	86.60%	87.50%

     Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Net loss, as reported	$(25,822)	$(2,106)	$(27,904)	$(15,871)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,783)	(1,933)	(5,292)	(3,683)

Pro forma net loss	$(28,605)	$(4,039)	$(33,196)	$(19,554)

Basic and diluted net loss per share:
As reported	$(.96)	$(.07)	$(1.03)	$(.54)
Pro forma	$(1.06)	$(.14)	$(1.23)	$(.66)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty loss expenses, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The changes in warranty reserve balances for the six months ended July 31, 2003 and 2002 were as follows:

	July 31,

	2003	2002

Beginning balance	$1,521	$1,935
Inrange acquisition	1,709	—
Charged to cost of product	636	1,183
Revisions to estimates	—	—
Cost of warranty	(1,299)	(1,390)

Ending balance	$2,567	$1,728

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 in June of 2003 did not have an effect on our consolidated financial statements.

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of the Statement on August 1, 2003. We did not enter into any financial instruments within the scope of the Statement during June or July of 2003. We do not expect that the adoption of SFAS 150 will have an effect on our consolidated financial statements.

(11) LITIGATION

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint alleges Inrange is infringing the SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. The case is in its preliminary stages and management is evaluating the litigation.

     Inrange has also been named as a defendant in the case Onex, Inc., Joseph P. Huffine, and Sally Huffine Breen v. Inrange Technologies Corporation, No. CV-0593LJM-WTL, pending in the United States District Court, Southern District of Indiana. The action was commenced on April 23, 2003. The complaint alleges breach of the contract pursuant to which Inrange acquired certain assets of Onex, Inc. The contract includes a provision for additional payments of purchase price based on the performance of the business acquired over a two year period. The contract requires the payments be made at the end of each year in such two year period. Specifically, the complaint alleges, among other things, that Inrange did not conduct the business in a commercially reasonable manner and the pay out for the first year should have been $6 million. The complaint also alleges the plaintiffs were harmed by the failure to provide accurate data with respect to the business acquired and Inrange’s failure to pay certain liabilities harmed the plaintiffs. The case is in its preliminary stages and management is evaluating the litigation.

     A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under Section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. The settlement was approved subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Inrange’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. At this point, it is too early to form a definitive opinion concerning the ultimate outcome.

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

(13) SEVERANCE

     The consolidated statement of operations for the three and six months ended July 31, 2003 includes severance costs related to our integration of Inrange Technologies Corporation as follows:

Cost of product	$504,000
Sales and marketing	$238,000
Engineering and development	$52,000
General and administrative	$28,000

At July 31, 2003 the Company had a remaining accrual for severance in the amount of $345,000.

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

Overview

     We are a leading provider of end-to-end storage solutions, including hardware and software products, related consulting and integration services, and managed services in the growing storage networking market. We focus primarily on helping our customers design, develop, deploy and manage a wide range of solutions for critical storage networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network.

     Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market out storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage and telecommunications companies, including EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, Dell Computer Corporation and Veritas.

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

     The flagship product of Inrange, the FC/9000, is the most scalable storage networking director-class Fibre Channel switch available for SANs. With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which an enterprise can build storage networks that can be used in systems where reliability and continuous availability are critical. These products are designed to be compatible with various vendors’ products and multiple communication standards and protocols. Inrange distributes and supports these products through a combination of direct sales and service operations and indirect channels.

     We also supply storage systems, telecommunications capacity, storage application software and other products and services manufactured or provided by others.

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement whereby our wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger.

Completion of this acquisition makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2002 pro forma annual revenues of approximately $435 million. We have global leadership positions in our markets. The acquisition significantly broadens and strengthens our portfolio of storage and networking products and solutions, increases our global size and scope, expands our customer base, and provides us with significant scale and cost reduction opportunities.

Impact of Inrange Integration

     During the second quarter of 2003, we incurred integration charges related to the Inrange acquisition of $3.4 million for wages and severance related to terminated employees, and travel costs for integration activities. Employees were terminated in most functional areas to obtain cost synergies. We also incurred a $1.6 million charge to write-down inventory related to the integration of product strategies for the new combined entity. The following table sets forth the impact of the integration charges on our Statements of Operations for the three and six months ended July 31, 2003:

			Three months			Six months
		Impact of	ended		Impact of	ended
	As reported	integration	July 31, 2003	As reported	integration	July 31, 2003

Cost of product	$39,244	$(2,223)	$37,021	$60,878	$(2,223)	$58,655
Cost of service	20,420	(124)	20,296	30,506	(124)	30,382
Sales and marketing	24,867	(1,201)	23,666	39,073	(1,201)	37,872
Engineering and development	12,025	(343)	11,682	17,945	(343)	17,602
General and administrative	5,266	(1,145)	4,121	7,822	(1,145)	6,677

     In addition to the above impact of integration, cost of product for the three and six months ended July 31, 2003 includes $1.1 million of amortization for developed technology related to the Inrange acquisition. Sales and marketing expense includes $607,000 of amortization for trademarks and customer lists which are also related to the Inrange acquisition. We may incur additional integration expenses of $1.0 million in our third quarter ending October 31, 2003 for wages and severance.

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

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During the second quarter and first half of 2003, an additional $3.5 million and $7.7 million, respectively, was added to goodwill and $0 and $1.1 million, respectively, was recorded as compensation expense under this earn out arrangement.

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

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue. The financial data has also been presented to show the impact of the $3.4 million of Inrange integration expenses and the $1.6 million inventory write-down on the Company’s financial statements.

	Three months ended				Six months ended
	July 31,				July 31,

		Impact of				Impact of
	As reported	integration	2003	2002	As reported	integration	2003	2002

Revenue:
Product sales	65.6%	—%	65.6%	67.8%	65.7%	—%	65.7%	66.8%
Service fees	34.4	—	34.4	32.2	34.3	—	34.3	33.2

Total revenue	100.0	—	100.0	100.0	100.0	—	100.0	100.0

Gross profit:
Product sales	38.2	(3.5)	41.7	40.8	37.8	(2.3)	40.1	41.2
Service fees	38.5	(.4)	38.9	40.9	40.4	(.2)	40.6	38.9

Total gross profit	38.3	(2.4)	40.7	40.8	38.7	(1.6)	40.3	40.4

Operating expenses:
Sales and marketing	25.7	(1.3)	24.4	29.1	26.2	(.8)	25.4	31.7
Engineering and development	12.4	(.3)	12.1	13.5	12.1	(.3)	11.8	14.1
General and administrative	5.4	(1.1)	4.3	5.5	5.2	(.8)	4.4	5.5
In process research and development charge	20.4	—	20.4	—	13.2	—	13.2	—

Total operating expenses	63.9	(2.7)	61.2	48.1	56.7	(1.9)	54.8	51.3

Loss from operations	(25.6)%	(5.1)%	(20.5)%	(7.3)%	(18.0)%	(3.5)%	(14.5)%	(10.9)%

     Cost of product as reported of $39.2 million includes $1.1 million of amortization for developed technology related to the Inrange acquisition and $2.2 million of integration expenses related to the integration of Inrange. Sales and marketing expense as reported of $24.9 million includes $607,000 of amortization for trademarks and customer list related to the Inrange acquisition and $1.2 million of integration expenses related to the integration of Inrange. We also incurred a $19.7 million charge related to the Inrange acquisition for purchased in-process research and development.

Revenue

Product revenue

     Sales of our proprietary CNT products generated revenues of $51.0 million and $69.3 million in the second quarter and first half of 2003, respectively, increases of 116% and 51%, respectively, from $23.7 million and $45.9 million for the second quarter and first half of 2002. A substantial amount of the increase in our proprietary CNT product sales during the second quarter and first half of 2003 relates to the acquisition of Inrange, including the Inrange Fibre Channel director products. Revenue from the sale of the Fibre Channel director products totaled $12 million in the second quarter and first half of 2003. We anticipate that the Fibre Channel director products acquired from Inrange will account for a significant portion of our proprietary CNT product revenue in future periods.

     Sales of our third party storage solutions products generated revenues of $12.5 million and $28.6 million in the second quarter and first half of 2003, respectively, increases of 32% and 68%, respectively, from $9.5 million and $17.0 million for the second quarter and first half of 2002. Our acquisition of Articulent in April 2001 and BI-Tech in June 2002 significantly expanded our third party solution offerings. The BI-Tech acquisition accounted for $5.0 million and $8.9 million of third party product revenue in the second quarter and first half of 2003.

Service revenue

     Service revenues from our proprietary CNT products for the second quarter and first half of 2003 totaled $22.0 million and $32.9 million, respectively, increases of 102% and 50%, respectively, from $10.9 million and $21.9 million for the second quarter and first half of 2002. The increase is primarily attributable to our acquisition of Inrange, as maintenance related to the proprietary products acquired from Inrange provide us with an expected $44 million recurring annual revenue stream.

     Our consulting fee revenues increased 132% and 96% in the second quarter and first half of 2003 to $11.2 million and $18.3 million, respectively, up from $4.8 million and $9.3 million for the second quarter and first half of 2002. A large portion of the growth in consulting fee revenue relates to our acquisition of Inrange. We also continue to experience an increase in customer acceptance of our consulting offerings, and our sales team has become more experienced and proficient at selling solutions that include our consulting offerings.

General

     Revenue generated from the sale of products and services outside the United States for the second quarter and first half of 2003 totaled $35.3 million and $50.6 million, respectively, increases of 179% and 128%, respectively, from $12.7 million and $22.2 million for the second quarter and first half of 2002. The increase in revenue generated outside the United States is primarily attributable to the acquisition of Inrange in May of 2003 and the BI-Tech acquisition in June of 2002. During calendar year 2002, international sales accounted for 40% or $89.3 million of Inrange’s total revenue. We continue to expect our volume of international sales to increase significantly in future periods, when compared to the same period last year, due to the acquisition of Inrange.

     One customer accounted for 15% of our revenue during first half of fiscal 2003. No customer accounted for more than 10% of our revenue during the first half of 2002. Price discounting had a small impact on our product revenue during these periods.

     We primarily sell our proprietary CNT products directly to end-user customers in connection with joint marketing activities with our business partners. For a new customer, the initial sales and design cycle, from first contact through shipment, can vary from 90 days to 12 months or more. We expect this cycle will continue.

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

Gross Profit Margins

Product margins

     Gross margins from the sale of proprietary CNT products for the second quarter and first half of 2003 were 43% and 46%, respectively, compared to 48% and 49%, respectively, in the second quarter and first half of 2002. Excluding the $1.6 million write-down of inventory resulting from the integration of product strategies related to the Inrange acquisition, $600,000 of integration expenses, and $1.1 million of amortization expense for developed technology acquired through the Inrange acquisition, gross product margins from the sale of proprietary CNT products for the second quarter and first half of 2003 would have been 50% and 51%, respectively. The increase in gross margin percentage, excluding the inventory write-down, integration expenses and amortization of developed technology, was due to a change in mix of products sold, as the acquisition of Inrange substantially increased our portfolio of proprietary products. We also have taken actions to reduce the manufactured cost of our UltraNet® Director products. A large portion of our newly acquired Fibre Channel director products are sold through indirect channels. Sales through indirect channels carry a lower gross margin, but approximately the same operating margin as a direct sale to the end user.

     Gross margins from the sale of third party storage solutions products for the second quarter and first half of 2003 were 18% and 17%, respectively, compared to 23% and 20%, respectively, in the second quarter and first half of 2002. The slight decrease in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the high teens in future periods.

Service margins

     Gross service margins for our proprietary CNT products in the second quarter and first half of 2003 were 48% and 49%, respectively, compared to 50% and 48%, respectively, in the second quarter and first half of 2002. We anticipate that gross service margins for our proprietary CNT products, excluding any potential integration expenses in the third quarter of 2003, will continue to be in the 50% range for the foreseeable future.

     Gross profit margins from our consulting fees were 20% and 26%, respectively, for the second quarter and first half of fiscal 2003, compared to 20% and 18%, respectively, for the second quarter and first half of 2002. Gross profit margins for the second quarter of 2003, were consistent with the second quarter of 2002. Improvements in employee utilization prior to the acquisition of Inrange were offset by lower utilization of employees in the newly acquired Inrange consulting business. The improvement in the gross profit margin percentage in the first half of 2003 compared to 2002 was primarily due to higher utilization of employee consultants.

Operating Expenses

Sales and marketing

     Sales and marketing expense for the second quarter and first half of 2003 totaled $24.9 million and $39.1 million, respectively, up 75% and 31%, respectively, from $14.2 million and $29.8 million in the second quarter and first half of 2002. Excluding integration expenses of $1.2 million, and amortization for customer list and trademarks of $607,000 relating to the Inrange acquisition, our sales and marketing expense would have been $23.1 million and $37.3 million, respectively, for the second quarter and first half of 2003. Substantially all of the increase was due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002.

Engineering

     Engineering and development expense for the second quarter and first half of 2003 totaled $12.0 million and $17.9 million, respectively, up 82% and 35%, respectively, from $6.6 million and $13.3 million in the second quarter and first half of 2002. Excluding integration expenses of $343,000 related to the Inrange acquisition, our engineering and development expenses would have been $11.7 million and $17.6 million, respectively, for the second quarter and first half of 2003. The increase was primarily due to our acquisition of Inrange in May of 2003. We are committed to the future development of our Fibre Channel director products acquired from Inrange, and our UltraNet® family of products, particularly the UltraNet® Edge product, which has generated $23.2 million of revenue since its introduction in the third quarter of 2001. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, and new features for existing products.

General and administrative

     General and administrative expenses for the second quarter and first half of 2003 totaled $5.2 million and $7.8 million, respectively, up 95% and 50%, respectively, from $2.7 million and $5.2 million in the second quarter and first half of 2002. Excluding integration expenses of $1.1 million related to the Inrange acquisition, our general and administrative expense, would have been $4.1 million and $6.7 million, respectively, for the second quarter and first half of 2003. The increase in expense was primarily due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002.

In process research and development

     In connection with the acquisition of Inrange, we acquired certain fibre channel related technology that was deemed to be in process (approximately 50% complete), that had not yet reached technological feasibility, and that had no alternative future use. The in process research and development was valued at $19.7 million, as determined by an independent appraisal. We expect to incur additional expenses of $10 to $15 million to achieve technological feasibility with respect to this technology. As with any new technology, there are risks and uncertainties associated with completion of the project. We currently believe revenue related to this technology will commence during 2004.

Other

     Other expense for the second quarter and first half of 2003 totaled $719,000 and $19,000, respectively, compared to other income of $373,000 and $1.4 million for the second quarter and first half of 2002. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in interest expense in the second quarter and first half of 2003 of $1.1 million and $2.2 million, respectively, compared to $1.1 million and $1.9 million, respectively, in the second quarter and first half of 2002. Interest income totaled $187,000 and $1.3 million for the second quarter and first half of 2003, compared to $1.5 million and $3.4 million in the second quarter and first half of 2002. During the first quarter of 2003, we sold substantially all of our investments in marketable securities to finance our acquisition of Inrange on May 5, 2003 for $190 million in cash. The sale resulted in a net realized gain totaling $747,000, and was the primary reason for the reduction in interest income in 2003 compared to 2002.

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

     Cash, cash equivalents and marketable securities at July 31, 2003 totaled $60.2 million, a decrease of $149.2 million since January 31, 2003. The decrease is primarily due to our acquisition of Inrange in May of 2003. Net cash used to complete this transaction was $152.6 million. Cash flow from operations for the first half of fiscal 2003 totaled $7.7 million, including a reduction in inventory of $11.0 million due to better inventory management and payments for accrued liabilities of $7.7 million for severance and other items. Proceeds related to the issuance of common stock totaled $1.0 million. Uses of cash for the first half of fiscal 2003, included $5.2 million for capital equipment and field support spares. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     At July 31, 2003, our available cash and marketable securities totaled $60.2 million. We believe our anticipated cash flows from operations, including cash flow improvements resulting from increased scale and cost synergies from the acquisition of Inrange, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through the next twelve months. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels from Inrange products and services, completion of certain restructuring activities and payments of integration and restructuring charges in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at July 31, 2003, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to		Four to Five		After
Cash Obligation	Total	One year	Three Years		Years		Five Years

Capital leases	$.3	$.3	$	None	$	None	$	None
Operating leases	$40.1	$8.6		$16.5		$8.7		$6.3
Purchase orders	$19.3	$18.9		$.4	$	None	$	None
BI-Tech earn out	$8.8	$8.8	$	None	$	None	$	None
Convertible notes, plus interest	$138.1	$3.8		$11.3		$123.0	$	None

     On December 3, 2002 we entered into a product development agreement that requires us to purchase $10.0 million of product prior to March 15, 2005. The commitment expires if the product is not generally available by March 31, 2004. This purchase commitment has also been reflected in the above table under the “Purchase Order” caption.

     Our acquisition of BI-Tech originally required us to pay the former stockholders and BI-Tech employees additional consideration based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. Payment of the second period earn out may be in the form of a note payable or stock at our option, or in the case of the employees, cash.

Note Regarding Non-GAAP Financial Measures

      This Form 10-Q includes non-GAAP information regarding results from operations, which includes adjustments to amounts calculated under generally accepted accounting principles. The non-GAAP information is not in accordance with, or an alternative for GAAP and may be different from non-GAAP information used by other companies. Non-GAAP information is provided as a complement to results provided in accordance with generally accepted accounting principles. The non-GAAP information is provided to give investors a more complete understanding of the underlying operational results and trends in our performance. Management believes that the non-GAAP information is used by some investors and equity analysts to make informed decisions because the information may be more useful when analyzing historical results or predicting future results from operations. In addition, management uses the pro-forma information as a basis for planning and forecasting future periods.

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

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. On July 31, 2003, the average bid and ask price of our convertible subordinated notes due 2007 was 81.88 resulting in an aggregate fair value of approximately $102.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On July 31, 2003, the last reported sale price of our common stock on the Nasdaq Market was $6.71 per share.

     At July 31, 2003, our marketable securities included a $210,000 investment in a Standard & Poors 500 stock price index fund and a $335,000 investment in a NASDAQ 100 index tracking stock. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pound sterling. As of July 31, 2003, we had no open forward exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission: rules and forms. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be assurance that design will succeed in achieving its stated under all potential future conditions, regardless of how remote.

(b) Change in Internal Controls

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward Looking Statements

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

•	anticipated receipt of orders and their impact on quarterly sales;

•	business strategy;

•	expectations regarding future liquidity revenue levels, gross margins, expenses, operating margins and earnings per share;

•	timing of and plans for the introduction or phase-out of products or services;

•	enhancements of existing products or services;

•	plans for hiring or reducing personnel;

•	entering into strategic partnerships;

•	other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various geographic markets; (iv) relationships with our strategic partners; (v) technological change affecting our products; (vi) whether any delayed orders will be received; (vii) unanticipated difficulties in integration of Inrange; (viii) unanticipated risks associated with introducing new products and features; (ix) risks associated with the unfavorable developments in litigation, and, (x) other events and other important factors, including those discussed under cautionary statements in Exhibit 99 to our Form 10-K filing with the Securities and Exchange Commission for the year ended January 31, 2003. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward looking statements speak as of the date hereof. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth in Note 11 (Litigation) to the consolidated financial statements included in Part I of this Form 10-Q is hereby incorporated by reference.

Items 2-3. None

Item 4. Submission of matters to a vote of security holders

(a) The annual meeting of shareholders was held on June 25, 2003

(b) Election of directors of the company:
Thomas G. Hudson Patrick W. Gross Erwin A. Kelen John A. Rollwagen Lawrence A. McLernon Katherine B. Earley Bruce J. Ryan

(c) Matters voted upon

	Affirmative	Negative	Abstain	Broker
	Votes	Votes	Votes	Non-Votes

1. Election of Directors Thomas G. Hudson Patrick W. Gross Erwin A. Kelen John A. Rollwagen Lawrence A. McLernon Katherine B. Earley Bruce J. Ryan	24,107,558 24,410,272 24,715,695 24,393,289 24,401,241 24,789,202 24,785,665	879,710 567,996 262,573 584,979 577,027 189,066 192,603	— — — — — — —	— — — — — — —

2. Proposal to amend the 1992 employee Stock purchase plan to increase the number of shares authorized for issuance thereunder by 1,300,000 to 2,800,000; and to increase to $7,500 the amount that may be withheld by any participant to purchase shares of common stock under the plan during any purchase period	23,566,687	1,239,650	171,930	—

3. Proposal to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending January 31, 2004.	24,586,745	349,731	41,792	—

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed (or where indicated, furnished) herewith.

2	Amendment dated June 9, 2003 to purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith.(2)
3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
10	Amendment to amended and Restated 1999 Non-Qualified Stock Award Plan.(1)(2)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share.(2)
31.1	CEO Certification Required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certification Required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.(2)
32	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith (except Exhibit 32 is furnished herewith).

(b) Reports on Form 8-K

     The company filed a current report on Form 8-K on May 16, 2003 and Form 8-K/A on July 18, 2003 relating to the acquisition of Inrange Technologies Corporation. A current report on Form 8-K was dated and furnished May 12, 2003, pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the Company’s financial results for the first quarter of 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: September 12, 2003

By:	/s/ Gregory T. Barnum Gregory T. Barnum Chief Financial Officer (Principal financial officer)

By:	/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

Item	Description

2	Amendment dated June 9, 2003 to purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith.(2)
3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
10	Amendment to amended and Restated 1999 Non-Qualified Stock Award Plan.(1)(2)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share.(2)
31.1	CEO Certification Required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certification Required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.(2)
32	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith (except Exhibit 32 is furnished herewith).