Form 10-Q
period 2003-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2003-12-15
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of December 1, 2003, the registrant had 27,230,026 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

================================================================================

PART I

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenue:
Product sales	$65,871	$39,009	$163,764	$101,891
Service fees	33,745	16,894	84,895	48,090

Total revenue	99,616	55,903	248,659	149,981

Cost of revenue:
Cost of product sales	37,023	24,842	97,901	61,822
Cost of service fees	20,845	9,511	51,351	28,579

Total cost of revenue	57,868	34,353	149,252	90,401

Gross profit	41,748	21,550	99,407	59,580

Operating expenses:
Sales and marketing	24,353	13,614	63,426	43,399
Engineering and development	12,229	7,063	30,174	20,322
General and administrative	4,182	2,696	12,004	7,903
In-process research and development charge	—	—	19,706	—

Total operating expenses	40,764	23,373	125,310	71,624

Income (loss) from operations	984	(1,823)	(25,903)	(12,044)

Other income (expense):
Net gain on sale of marketable securities	—	—	747	—
Interest expense	(1,116)	(1,146)	(3,336)	(3,190)
Interest income and other, net	272	1,344	1,726	4,817

Other income (expense), net	(844)	198	(863)	1,627

Income (loss) before income taxes	140	(1,625)	(26,766)	(10,417)
Provision (benefit) for income taxes	(97)	(554)	901	(3,543)
Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	237	(1,071)	(27,667)	(6,874)
Discontinued operations	—	207	—	207

Cumulative effect of change in accounting principle	—	—	—	(10,068)

Net income (loss)	$237	$(864)	$(27,667)	$(16,735)

Basic income (loss) per share:
Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	$.01	$(.04)	$(1.02)	$(.24)

Discontinued operations	$—	$.01	$—	$.01

Cumulative effect of change in accounting principle	$—	$—	$—	$(.35)

Net income (loss)	$.01	$(.03)	$(1.02)	$(.59)

Shares	27,193	26,896	27,047	28,574

Diluted income (loss) per share:
Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	$.01	$(.04)	$(1.02)	$(.24)

Discontinued operations	$—	$.01	$—	$.01

Cumulative effect of change in accounting principle	$—	$—	$—	$(.35)

Net income (loss)	$.01	$(.03)	$(1.02)	$(.59)

Shares	28,750	26,896	27,047	28,574

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	January 31,
	2003	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,614	$98,341
Marketable securities	3,882	111,143
Receivables, net	94,799	56,040
Inventories	23,374	24,091
Other current assets	5,019	2,118

Total current assets	189,688	291,733

Property and equipment, net	40,458	22,566
Field support spares, net	11,269	6,009
Goodwill, net	107,612	14,113
Other intangibles, net	34,903	1,669
Other assets	6,164	3,079

	$390,094	$339,169

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,850	$16,889
Accrued liabilities	48,022	25,060
Deferred revenue	39,630	19,340
Current installments of capital lease	462	708

Total current liabilities	127,964	61,997

Obligations under capital lease, less current installments	727	—
Convertible subordinated debt	125,000	125,000
Deferred tax liability	462	541

Total liabilities	254,153	187,538

Shareholders equity:
Preferred stock	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 27,320 at October 31, 2003 and 26,921 at January 31, 2003	272	269
Additional paid-in capital	185,819	173,955
Unearned compensation	(436)	(675)
Accumulated deficit	(50,613)	(22,946)
Accumulated other comprehensive income (loss)	899	1,028

Total shareholders’ equity	135,941	151,631

	$390,094	$339,169

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	October 31,

	2003	2002

Operating Activities:
Net loss	$(27,667)	$(16,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	10,068
Discontinued operations	—	(207)
Depreciation and amortization	18,065	11,889
In-process research and development charge	19,706	—
Non-cash compensation expense	331	436
Net gain on sale of marketable securities	(747)	—
Changes in deferred taxes	(4)	(5,447)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(5,431)	6,774
Inventories	12,139	1,157
Other current assets	2,703	1,257
Accounts payable	13,299	360
Accrued liabilities	(8,930)	(2,275)
Deferred revenue	(654)	2,526

Net cash provided by continuing operations	22,810	9,803
Net cash provided by discontinued operations	—	207

Cash provided by operating activities	22,810	10,010

Investing Activities:
Additions to property and equipment	(5,893)	(4,738)
Additions to field support spares	(1,770)	(4,448)
Acquisition of Inrange Technologies, net of cash acquired	(152,585)	—
Acquisition of BI-Tech, net of cash acquired	(3,868)	(7,723)
Net redemption (purchase) of marketable securities	107,262	(18,939)
Other assets	(2,466)	390

Cash used in investing activities	(59,320)	(35,458)

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	—	121,706
Proceeds from issuance of common stock	1,352	2,119
Payments for repurchases of common stock	—	(31,975)
Repayments of obligations under capital leases	(961)	(1,179)

Cash provided by financing activities	391	90,671

Effects of exchange rate changes	392	701

Net increase (decrease) in cash and cash equivalents	(35,727)	65,924
Cash and cash equivalents — beginning of period	98,341	34,402

Cash and cash equivalents — end of period	$62,614	$100,326

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

     On May 5, 2003, the Company completed the acquisition of Inrange Technologies for $190 million in cash. The acquisition was accounted for as a purchase, and the Company’s financial statements include the results of Inrange since May 5, 2003. See footnote 4 “Acquisitions” for further information regarding the effect of the Inrange acquisition on the Company’s balance sheet and results of operations.

(2) MARKETABLE SECURITIES

     During the first quarter of fiscal 2003, the Company sold marketable securities totaling $122 million, resulting in a net pre-tax gain of approximately $747. No significant gains or losses from the sale of marketable securities were recorded during the other periods presented.

     The Company’s investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit.

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	October 31,	January 31,
	2003	2003

Inventories:
Components and subassemblies	$12,130	$16,918
Work in process	1,726	306
Finished goods	9,518	6,867

	$23,374	$24,091

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

Purchase Price:
Cash paid	$190,526
Value of stock option grants	10,286
Transaction costs	3,347

Total Purchase consideration paid	$204,159

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$41,088
Accounts receivable	33,087
Inventory	11,422
Property and equipment	21,614
Field support spares	6,826
Developed technology	20,248
Customer list	15,294
Trademarks	1,234
In-process research and development charge	19,706
Goodwill	89,297
Deferred taxes	75
Other assets	6,227
Accounts payable	(9,687)
Accrued expenses	(31,328)
Deferred revenue	(20,944)

Total purchase consideration paid	$204,159

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended October 31, 2003 and 2002 as if the acquisition of Inrange took place on February 1, 2003 and 2002, respectively:

	Pro Forma		Pro Forma
	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Total revenue	$99,616	$108,816	$288,821	$317,617
Net income (loss)	$237	$(2,033)	$(17,091)	$(29,163)
Net income (loss) per share	$.01	$(.08)	$(.63)	$(1.02)

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

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to the BI-Tech employees is recorded as compensation expense. During the third quarter and first nine months of 2003, $0 and $4.2 million, respectively, was added to goodwill compared to $2.6 million and $3.1 million, respectively, for the same periods of 2002. The Company also recorded compensation expense under the earn out arrangement of $0 and $1.1 million during the third quarter and first nine months of 2003, respectively, compared to $537,000 and $626,000, respectively, for the same periods of 2002.

(5) GOODWILL AND INTANGIBLE ASSETS

     The change in the net carrying amount of goodwill for the first nine months of 2003 was as follows:

Total

Balance February 1, 2003	$14,113
Additional purchase price consideration for BI-Tech	4,228
Acquisition of Inrange	89,297
Translation adjustment	(26)

Balance as of October 31, 2003	$107,612

     The components of other amortizable intangible assets were as follows:

	October 31, 2003		January 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$16,924	$(1,376)	$1,630	$(161)
Trademarks	1,234	(124)	—	—
Developed technology	20,248	(2,110)	—	—
Non-compete agreements	250	(143)	250	(50)

Total	$38,656	$(3,753)	$1,880	$(211)

Total other intangible assets, net	$34,903		$1,669

     Amortization expense for intangible assets during the third quarter and first nine months of 2003 was $1.7 million and $3.5 million, respectively. Amortization expense for the remainder of 2003 is estimated to be $1.7 million. Amortization expense is estimated to be $6.8 million in 2004 through 2006, $6.2 million in 2007 and $3.2 million in 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Nine months ended
	October 31,

	2003	2002

Net loss	$(27,667)	$(16,735)
Unrealized loss on marketable securities, net of tax effect of $0 and $60	—	(116)
Foreign currency translation adjustment, net of tax effect of $0	(129)	546

Total comprehensive loss	$(27,796)	$(16,305)

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

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the nine months ended October 31, 2003 and 2002 was $4.74 and $6.21 respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Risk free interest rate	3.25%	3.06%	2.89%	3.93%
Expected life	5.82	5.40	5.82	5.40
Expected volatility	86.2%	87.8%	86.2%	87.8%

     Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss), as reported	$237	$(864)	$(27,667)	$(16,735)
Stock-based employee compensation expense determined under fair value based method for all awards	(3,008)	(2,100)	(8,300)	(5,783)

Pro forma net loss	$(2,771)	$(2,964)	$(35,967)	$(22,518)

Basic net income (loss) per share:
As reported	$.01	$(.03)	$(1.02)	$(.59)
Pro forma	$(.10)	$(.11)	$(1.33)	$(.79)
Diluted net income (loss) per share:
As reported	$.01	$(.03)	$(1.02)	$(.59)
Pro forma	$(.10)	$(.11)	$(1.33)	$(.79)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty loss expenses, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The changes in warranty reserve balances for the nine months ended October 31, 2003 and 2002 were as follows:

	October 31,

	2003	2002

Beginning balance	$1,521	$1,935
Inrange acquisition	1,709	—
Charged to cost of product	1,649	1,664
Revisions to estimates	—	—
Cost of warranty	(2,492)	(2,160)

Ending balance	$2,387	$1,439

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue was effective for revenue arrangements entered into by the Company after July 31, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 in June of 2003 did not have an effect on the Company’s consolidated financial statements.

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 effective August 1, 2003 did not have an effect on the Company’s consolidated financial statements.

(11) LITIGATION

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint claims Inrange is infringing one SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that allegedly embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. Inrange has answered, denying SBC’s allegations. The case is in its preliminary stages and management is evaluating the litigation.

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

     A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this Court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on our prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under Section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under Section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. The settlement was approved subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Inrange’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. At this point, it is too early to form a definitive opinion concerning the ultimate outcome.

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

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement whereby our wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During the third quarter and first nine months of 2003 we incurred integration charges related to the acquisition of Inrange of $1.3 million and $4.7 million, respectively, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. During the first nine months of 2003, we also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. The acquisition will also increase our quarterly amortization charges for developed technology, and other intangible assets by $1.7 million. During the fourth quarter we expect to record an additional integration charge of approximately $500,000 primarily for wages and severance. See caption “Impact of Inrange Integration” on page 13 for further discussion regarding the impact of the integration on quarterly results.

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

Impact of Inrange Integration

     During the third quarter and first nine months of 2003, we incurred integration charges related to the Inrange acquisition of $1.3 million and $4.7 million, respectively, for wages and severance related to terminated employees, and extra travel costs for integration activities. We also incurred a $1.6 million charge to write-down inventory related to the integration of product strategies for the new combined entity. The following table sets forth the impact of the integration charge on our expense data for the three and nine months ended October 31, 2003:

	As reported	Impact of	Three months ended	As reported	Impact of	Nine months ended
	under GAAP	Integration	October 31, 2003	under GAAP	Integration	October 31, 2003

Cost of product	$37,023	$—	$37,023	$97,901	$(2,223)	$95,678
Cost of service	20,845	(266)	20,579	51,351	(390)	50,961
Sales and marketing	24,353	(558)	23,795	63,426	(1,759)	61,667
Engineering and development	12,229	(92)	12,137	30,174	(435)	29,739
General and administrative	4,182	(336)	3,846	12,004	(1,481)	10,523

     Cost of product for the three and nine months ended October 31, 2003 includes $1.1 million and $2.1 million, respectively, of amortization for developed technology related to the Inrange acquisition. Sales and marketing expense includes $607,000 and $1.2 million, respectively, of amortization for trademarks and customer list also related to the Inrange acquisition.

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

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During the third quarter and first nine months of 2003, $0 and $4.2 million, respectively, was added to goodwill compared to $2.6 million and $3.1 million, respectively, for the same periods of 2002. We also recorded compensation expense under the earn out arrangement of $0 and $1.1 million during the third quarter and first nine months of 2003, respectively, compared to $537,000 and $626,000, respectively, for the same periods of 2002.

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

Valuation Allowance for Deferred Tax Assets

     In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a full valuation allowance for our United States deferred tax assets. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes more likely than not that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire until 15-20 years from now.

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

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue. The financial data has also been presented to show the impact of the $1.3 million and $4.7 million of Inrange integration expenses recognized during the three and nine months of 2003. Also, the $1.6 million inventory write-down on the Company’s financial statements recognized during the nine months of 2003.

	Three months ended				Nine months ended
	October 31,				October 31,

	As				As
	reported	Impact of			reported	Impact of
	under GAAP	integration	2003	2002	under GAAP	Integration	2003	2002

Revenue:
Product sales	65.6%	—%	65.6%	69.8%	65.7%	—%	65.7%	68.0%
Service fees	34.4	—	34.4	30.2	34.3	—	34.3	32.0

Total revenue	100.0	—	100.0	100.0	100.0	—	100.0	100.0

Gross profit:
Product sales	43.8	—	43.8	36.3	40.2	(1.4)	41.6	39.3
Service fees	38.2	(.8)	39.0	43.7	39.5	(.5)	40.0	40.6

Total gross profit	41.9	(.3)	42.2	38.6	40.0	(1.0)	41.0	39.7

Operating expenses:
Sales and marketing	24.4	(.5)	23.9	24.4	25.5	(.7)	24.8	28.9
Engineering and development	12.3	(.1)	12.2	12.6	12.1	(.1)	12.0	13.6
General and administrative	4.2	(.3)	3.9	4.8	4.8	(.6)	4.2	5.3
In process research and development charge	—	—	—	—	7.9	—	7.9	—

Total operating expenses	40.9	(.9)	40.0	41.8	50.3	(1.4)	48.9	47.8

Income (loss) from operations	1.0%	(1.2)%	2.2%	(3.2)%	(10.3)%	(2.4)%	(7.9)%	(8.1)%

     Cost of product as reported and excluding the impact of the Inrange integration for the three and nine months ended October 31, 2003 includes $1.1 million and $2.1 million, respectively, of amortization for developed technology related to the Inrange acquisition. Sales and marketing expense as reported and excluding the impact of the Inrange integration includes $607,000 and $1.2 million, respectively, of amortization for trademarks and customer list related to the Inrange acquisition. We also incurred a $19.7 million charge related to the Inrange acquisition for purchased in-process research and development.

Revenue

Product revenue

     Sales of our proprietary CNT products generated revenues of $52.7 million and $122.0 million in the third quarter and first nine months of 2003, respectively, increases of 147% and 81%, respectively, from $21.4 million and $67.3 million for the third quarter and first nine months of 2002. A substantial amount of the increase in our proprietary CNT product sales during the third quarter and first nine months of 2003 relates to the acquisition of Inrange. We anticipate that the proprietary products acquired in the Inrange acquisition, including the Inrange Fibre Channel director products, will account for a significant portion of our proprietary CNT product revenue in future periods. During the six months since the acquisition of Inrange, we have worked to fully integrate the Inrange products into our existing proprietary product offerings, and now offer our customers one complete and fully integrated line of proprietary storage networking products.

     Sales of our third party storage solutions products generated revenues of $13.2 million and $41.7 million in the third quarter and first nine months of 2003, respectively, a decrease of 25% and an increase 21%, respectively, from $17.6 million and $34.6 million for the third quarter and first nine months of 2002. The decrease in third party storage solutions products revenue during the third quarter of 2003 compared to the third quarter of 2002 was due to the deferral of several large third party product orders to future periods, and our focus on the integration of Inrange. We anticipate that third party storage solutions products revenue will increase in future periods once the sales representatives we acquired with the Inrange acquisition become more experienced and proficient at selling third party products. Our acquisition of BI-Tech in June 2002 significantly expanded our ability to deliver third party solution offerings in Europe, and accounted for the majority of the increase in third party storage solutions products revenue when comparing the first nine months of 2003 to 2002.

Service revenue

     Service revenues from our proprietary CNT products for the third quarter and first nine months of 2003 totaled $20.5 million and $53.4 million, respectively, increases of 91% and 63%, respectively, from $10.8 million and $32.7 million for the third quarter and first nine months of 2002. The increase is primarily attributable to our acquisition of Inrange, as maintenance related to the proprietary products acquired from Inrange provide us with a recurring annual revenue stream in excess of $40 million.

     Our consulting fee revenues increased 116% and 104% in the third quarter and first nine months of 2003 to $13.2 million and $31.5 million, respectively, up from $6.1 million and $15.4 million for the third quarter and first nine months of 2002. A large portion of the growth in consulting fee revenue relates to our acquisition of Inrange. In addition, our sales force has become more experienced and proficient at selling our consulting services.

General

     Revenue generated from the sale of products and services outside the United States for the third quarter and first nine months of 2003 totaled $34.5 million and $85.0 million, respectively, increases of 80% and 106%, respectively, from $19.1 million and $41.3 million for the third quarter and first nine months of 2002. The increase in revenue generated outside the United States is primarily attributable to the acquisition of Inrange in May of 2003 and the BI-Tech acquisition in June of 2002. During calendar year 2002, international sales accounted for 40% or $89.3 million of Inrange’s total revenue. We continue to expect our volume of international sales to increase significantly in future periods, when compared to the same period last year, due to the acquisition of Inrange.

     One customer accounted for 17% of our revenue during first nine months of fiscal 2003. No customer accounted for more than 10% of our revenue during the first nine months of 2002. Price discounting had a small impact on our product revenue during these periods.

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

Gross Profit Margins

Product margins

     Gross margins from the sale of proprietary CNT products for the third quarter and first nine months of 2003 were 50% and 48%, respectively, compared to 49%, in both the third quarter and first nine months of 2002. Excluding the $1.6 million write-down of inventory resulting from the integration of product strategies related to the Inrange acquisition, $616,000 of integration expenses, and amortization expense for developed technology related to the Inrange acquisition for the third quarter and first nine months of 2003 of $1.1 million and $2.1 million, respectively, gross product margins from the sale of proprietary CNT products for the third quarter and first nine months of 2003 would have been 52%. The increase in gross margin percentage, excluding the inventory write-down, integration expenses and amortization of developed technology, was due to a change in mix of products sold, as the acquisition of Inrange substantially increased our portfolio of proprietary products. We also have taken actions that have resulted in the reduction of the manufactured cost of our UltraNet® Director products.

     Gross margins from the sale of third party storage solutions products for the third quarter and first nine months of 2003 were 19% and 18%, respectively, compared to 21% and 20%, respectively, in the third quarter and first nine months of 2002. The slight decrease in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the high teens in future periods.

Service margins

     Gross service margins for our proprietary CNT products in the third quarter and first nine months of 2003 were 48%, compared to 50% and 48%, respectively, for the third quarter and first nine months of 2002. Excluding integration costs of $266,000 and $390,000 in the third quarter and first nine months of 2003, respectively, gross service margins for our proprietary CNT products in the third quarter and first nine months of 2003 were 49%. We anticipate that gross service margins for our proprietary CNT products, excluding any potential integration expenses in the fourth quarter of 2003, will continue to be in the 45%-50% range for the foreseeable future.

     Gross profit margins from our consulting fees were 26%, respectively, for the third quarter and first nine months of 2003, compared to 37% and 26%, respectively, for the third quarter and first nine months of 2002. Excluding costs related to the BI-Tech earn-out of $0 and $131,000 for the third quarter and first nine months of 2003, respectively, gross profit margins for our consulting fees in the third quarter and first nine months of 2003 would have been 26%. Excluding the impact of the BI-Tech earn-out in 2002, gross profit margins for our consulting fees in the third quarter and first nine months of 2002 would have been 39% and 27%, respectively. Gross profit margins for the third quarter and first nine months of 2003, excluding the impact of the BI-Tech earn-out, were down compared to 2002. Improvements in employee utilization prior to the acquisition of Inrange were offset by lower utilization of employees in the newly acquired Inrange consulting business.

Operating Expenses

Sales and marketing

     Sales and marketing expense for the third quarter and first nine months of 2003 totaled $24.4 million and $63.4 million, respectively, up 79% and 46%, respectively, from $13.6 million and $43.4 million in the third quarter and first nine months of 2002. Excluding integration expenses and amortization for customer list and trademarks relating to our acquisition of Inrange for the third quarter and first nine months of 2003 of $1.2 million and $3.0 million, respectively, our sales and marketing expense would have been $23.2 million and $60.5 million, respectively, for the third quarter and first nine months of 2003. Substantially all of the increase was due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002.

Engineering

     Engineering and development expense for the third quarter and first nine months of 2003 totaled $12.2 million and $30.2 million, respectively, up 73% and 48%, respectively, from $7.1 million and $20.3 million in the third quarter and first nine months of 2002. Excluding integration expenses of $92,000 and $435,000 related to the Inrange acquisition, our engineering and development expenses would have been $12.1 million and $29.7 million, respectively, for the third quarter and first nine months of 2003. The increase was primarily due to our acquisition of Inrange in May of 2003. We are committed to the future development of our Fibre Channel director products, and our UltraNet® family of products. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, and new features for existing products.

General and administrative

     General and administrative expenses for the third quarter and first nine months of 2003 totaled $4.2 million and $12.0 million, respectively, up 55% and 52%, respectively, from $2.7 million and $7.9 million in the third quarter and first nine months of 2002. Excluding integration expenses of $336,000 and $1.5 million related to the Inrange acquisition, our general and administrative expense, would have been $3.8 million and $10.5 million, respectively, for the third quarter and first nine months of 2003. The increase in expense was primarily due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002.

Other

     Other expense for the third quarter and first nine months of 2003 totaled $844,000 and $863,000, respectively, compared to other income of $198,000 and $1.6 million for the third quarter and first nine months of 2002. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million. Coupon interest on the notes, plus amortization of debt issuance costs, resulted in interest expense in the third quarter and first nine months of 2003 and 2002 of $1.1 million and $3.2 million, respectively. Interest and other income totaled $272,000 and $1.7 million for the third quarter and first nine months of 2003, compared to $1.3 million and $4.8 million in the third quarter and first nine months of 2002. During the first quarter of 2003, we sold substantially all of our investments in marketable securities to finance our acquisition of Inrange on May 5, 2003 for $190 million in cash. The sale resulted in a net realized gain totaling $747,000, and was the primary reason for the reduction in interest income in 2003 compared to 2002.

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

     Cash, cash equivalents and marketable securities at October 31, 2003 totaled $66.5 million, a decrease of $143.0 million since January 31, 2003. The decrease is primarily due to our acquisition of Inrange in May of 2003. Net cash used to complete this transaction was $152.6 million. Cash flow from operations for the first nine months of fiscal 2003 totaled $22.8 million and proceeds related to the issuance of common stock totaled $1.4 million. Uses of cash for the first nine months of fiscal 2003 included $7.7 million for capital equipment and field support spares, and $3.9 million for the BI-Tech earn-out. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     At October 31, 2003, our available cash and marketable securities totaled $66.5 million. We believe our anticipated cash flows from operations, including cash flow improvements resulting from increased scale and cost synergies from the acquisition of Inrange, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least for the next twelve months. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels from Inrange products and services, completion of certain restructuring activities and payments of integration and restructuring charges in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at October 31, 2003, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to Five		After
Cash Obligation	Total	One year	Three Years	Years		Five Years

Capital leases	$1.3	$.5	$.8	$	None	$	None
Operating leases	$40.4	$9.2	$17.2		$8.2		$5.8
Purchase orders	$20.1	$19.8	$.3	$	None	$	None
BI-Tech earn out	$3.9	$3.9	$ None	$	None	$	None
Convertible notes, plus interest	$136.3	$3.8	$11.3		$121.2	$	None

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

Note Regarding Non-GAAP Financial Measures

     This Form 10-Q includes non-GAAP information regarding results from operations, which includes adjustments to amounts calculated under generally accepted accounting principles. The non-GAAP information is not in accordance with, or an alternative for GAAP and may be different from non-GAAP information used by other companies. Non-GAAP information is provided as a complement to results provided in accordance with generally accepted accounting principles. The non-GAAP information is provided to give investors a more complete understanding of the underlying operational results and trends in our performance. Management believes that the non-GAAP information is used by some investors and equity analysts to make informed decisions because the information may be more useful when analyzing historical results or predicting future results from operations. In addition, management uses the pro-forma information as a basis for planning and forecasting future periods

ITEM 3. MARKET RISK

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

     Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into common stock. Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments. However, we are currently considering entering into an interest rate swap agreement for all or a portion of our convertible debt. On October 31, 2003, the average bid and ask price of our convertible subordinated notes due 2007 was 89.13 resulting in an aggregate fair value of approximately $111.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On October 31, 2003, the last reported sale price of our common stock on the Nasdaq Market was $9.89 per share.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pound sterling. As of October 31, 2003, we had no open forward exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be assurance that design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the CEO and CFO believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

(b) Change in Internal Controls over Financial Reporting

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

Items 2-4. None

ITEM 5. OTHER INFORMATION

     During the quarter ended October 31, 2003, Messrs. Edward Walsh, William Collette, both officers of the Company and Mr. John Rollwagon, a Director, have all entered into effective 10(b) 5-1 trading plans which allow for the sale of our stock. The terms of these plans are as follows:

Employee/Director	Shares	Sale Price

William Collette	26,997	$15.00 - $20.00
Edward Walsh	61,562	$18.00
John Rollwagon	210,000	$15.00 - $20.00

     Mr. Erwin Kelen, a Director, also has adopted a 10(b)5-1 plan as disclosed in the Proxy Statement filed on May 8, 2003 and Form 8-K filed on February 11, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934(2)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934(2)
32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

     (b) Reports on Form 8-K

A current report on Form 8-K was dated and furnished August 26, 2003, pursuant to Item 12 (Results of Operations and Financial Condition) to report the press release announcing the Company’s financial results for the second quarter of 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: December 12, 2003

By:	/s/ Gregory T. Barnum

Gregory T. Barnum
Chief Financial Officer
(Principal financial officer)

By:	/s/ Jeffrey A. Bertelsen

Jeffrey A. Bertelsen
Corporate Controller and Treasurer
(Principal accounting officer)

EXHIBIT INDEX

Item	Description

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934(2)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934(2)
32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.