Form 10-K
period 2004-01-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2004-04-14
CIK 701319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $185,125,532.

      As of April 1, 2004 Registrant had 27,711,729 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Computer Network Technology Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004 are incorporated by reference into Part III of this Form 10-K.

ii

PART I

Item 1.	Business

Overview

      We are a leading provider of today’s most cost-effective and reliable storage networking solutions. For over 20 years, businesses around the world have depended on us to improve business efficiency, increase data availability and manage their business-critical information. We apply our technology, products and expertise in open storage networking architecture and business continuity to help companies build end-to-end storage solutions, including hardware and software products, analysis, planning and design, multi-vendor integration, implementation and ongoing remote management. We focus primarily on helping our customers design, develop, deploy and manage storage and data networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of solutions that provide fast and reliable connections among networks of computer and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations, including applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes.

      On May 5, 2003, we completed the acquisition of Inrange Technologies Corporation (“Inrange”) for $190 million in cash plus transaction costs. Inrange designs, manufactures, markets and supports switching and networking products for storage and data networks. Inrange’s flagship product, the FC/9000®, is the most scalable storage networking director-class switch available for SANs. With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000®provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. The acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2003 pro forma annual revenues of approximately $400 million. We have global leadership positions in our combined markets. The acquisition significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, expands our customer base, and provided us with significant opportunities for both revenue growth and cost reduction synergies. We expect our integration of the two companies will result in over $20 million in annual cost savings.

      Our revenues were $360.9 million, $211.5 million and $187.0 million for the years ended January 31, 2004, 2003 and 2002, respectively. Our revenues for the year ended January 31, 2004 include the acquisition of Inrange from May 5, 2003.

      Our storage networking solutions enable businesses to cost-effectively design, implement, monitor and manage their storage requirements, connect geographically dispersed storage networks, provide continuous availability to greater amounts of data and protect increasing amounts of data more efficiently. We market our storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, and Dell Computer Corporation.

      We are a leading provider of the following storage networking solutions:

•	Fibre Channel and FICON Switching. With our acquisition of Inrange in May 2003, we became a leader in Fibre Channel and FICON switching. Data is transported across SANs using two communications protocols: Fibre Channel and FICON. Fibre Channel is a technology that dramatically improves the speed of data input and output, or I/ O, between existing storage devices and the ability to connect additional devices to storage networks. FICON, which is based on Fibre Channel, is an IBM-proprietary protocol for transporting data from server to storage in a mainframe environment. Our Fibre Channel and FICON switching solutions provide businesses with a robust backbone or core for high-speed SAN’s in local (LAN), metropolitan (MAN) or remote environments (WAN).

•	Storage networking over WANs. Our solutions for storage networking over wide area networks, or WANs, enable businesses to manage and protect data across remote locations, in real time if necessary, through applications such as remote data replication and remote tape vaulting. WANs are networks dispersed over long distances that communicate by traditional copper or fiber optic third-party telecommunication lines.

•	Fibre Channel and FICON-based storage networking over WANs. We believe our Fibre Channel and FICON-based storage networking over WAN products offer significant growth prospects. These products uniquely address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel and FICON standards. We believe Fibre Channel or FICON technology, combined with our products and services, will enable businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks.

•	Storage networks over IP-based networks. Our products allow storage networking applications, such as remote data replication, to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks. SCSI and ESCON are older, widely used standards for communicating between computers. These products uniquely enable businesses that use virtual private IP-based networks, or VPNs, to build storage networking over WAN applications. In October 2002, we announced the first remote tape backup/recovery solution for open systems environments to operate over thousands of miles utilizing IP networks.

•	Storage Network software. Our management software uses open, standard interfaces that can manage multiple product lines and protocols, across SAN, LAN, MAN and WAN environments. Our software solutions facilitate the management of a businesses entire network infrastructure in a single view, by proactively collecting network performance data, identifying problem areas and correlating those problems back to the affected application, increasing data availability and reducing the time required to diagnose and resolve problems.

      In addition to our internally developed proprietary products, we have expanded our range of solutions by offering third party products manufactured by others, coupled with our proprietary consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage environments. As a result, we are able to capture more of our customers’ spending dollars on storage solutions. We also offer telecommunications bandwidth thereby enabling us to design and offer end-to-end storage networking solutions for our customers.

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

      Our Fibre Channel and FICON director solutions can be used as the backbone or core of businesses high-speed SAN, LAN, MAN or WAN environments. With the ability to support multiple protocols, interfaces, operating systems, management platforms and topologies, our solutions offer the port capacity, bandwidth, and extensibility required for data intensive, anytime, anywhere applications. Our solutions support the following applications: data and resource sharing to provide availability to crucial data remotely, when and where businesses need it, helping to drive business efficiency; shared storage enabling better storage utilization, since more servers are able to access more storage; clustering to enable continuous, reliable operation and to provide fault tolerance; storage consolidation, providing any-to-any connectivity and better resource utilization, managed growth, and reduce storage hardware requirements.

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

      Our storage networking products consist primarily of our FC/9000® family of Fibre Channel and FICON director class switches, and our UltraNet® family of products that connect storage devices. We also market proprietary consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage environments, and provide support services for our proprietary products, and products manufactured by others. Our solution offerings, including our proprietary products, third party products, and our proprietary service offerings, help our customers design, deploy and manage enterprise storage solutions by supplying products and expertise for implementing storage applications. Our solution offerings include consulting and integration services for disaster recovery, business continuance, storage infrastructure and network performance. We also offer integration services for data replication, enterprise backup and restore, SAN implementation and network performance monitoring.

Our Market Opportunities

      We believe several forces will continue to drive the demand for our storage networking products and services:

•	Customers are continuing to implement Fibre Channel and FICON technology to dramatically improve the speed and performance of data input and output, or I/ O, between existing storage devices and the ability to connect additional devices to storage networks. Historically, because of constraints in technology and scalability, customers have built their networks using numerous 32 and 64 port Fibre Channel switches, thereby increasing complexity, and reducing the manageability of their networks. We believe customers will consolidate numerous smaller switches into larger director class switches to improve the manageability of their networks. We believe this trend will provide an enhanced market opportunity for our large, director class 256 port Fibre Channel and FICON switches.

•	There are significant opportunities for selling additional products and providing additional services to our existing customer base. For example, we have a large install base of customers using our ESCON director products. We believe these customers would have a significant need to upgrade to either Fibre Channel or FICON storage networks, providing us with an attractive market opportunity.

•	The volume of enterprise data is expected to increase significantly due to the proliferation of Web-based content, digital media, e-mail, supply chain management, customer relations management and other data- driven business applications. As a result, the demand for storage capacity continues to grow.

•	Actual and expected declines in telecommunications costs and the introduction of cost-effective technologies such as Fibre Channel switching and fiber optic transmission capabilities will make remote data replication and remote tape backup applications more financially attractive for our customers. These costs trends coupled with the introduction of new technologies contributes to a trend of consolidating and connecting storage across many servers and many locations, which drives demand for our products and services.

•	Storage networking applications over IP-based networks will further expand the type and amount of data our customers will backup and replicate to remote locations. This will also make these applications more affordable for customers with fewer storage requirements.

•	The increased complexities of storage applications, such as interoperability, storage effectiveness, and business efficiency issues, results in customers requiring storage integration and implementation expertise. We believe our services permit customers to effectively solve these issues, driving demand for our products and services and increasing our revenues.

•	Customers require that their business critical applications have effective disaster recovery solutions. The events of September 11, 2001 demonstrate the need for and functionality of our products and services. Our customers had 40 systems located in lower Manhattan that were significantly impacted. Because our products were routing data to remote facilities on behalf of customers located in and around the World Trade Center, we believe all products worked as designed, resulting in no material loss of data by any customer.

      International Data Corporation, or IDC, estimates that the worldwide revenue for SAN-attached disk storage systems will grow from $6.68 billion in 2003 to $9.98 billion in 2007, a compound annual growth rate of 10%. Another indication of demand for our storage networking solutions is the growth of the Fibre Channel industry. IDC estimates the revenue for Fibre Channel hubs, switches and directors will grow from $938 million in 2003 to $2.2 billion in 2007, which reflects a compound annual growth rate of 23%. Gartner storage services estimates the demand for storage consulting, implementation and management services will grow from $7.4 billion in 2003 to $10.0 billion in 2007, a compound annual growth rate of 8%. We believe these industry trends, in addition to the specific foregoing factors, will continue to drive demand for our products, and provide us with future growth opportunities.

Selected Recent Development

      On April 6, 2003, we entered into an agreement whereby our wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive $2.31 per share in cash, resulting in a total payment of approximately $190 million for both the stock purchase and merger. In connection with the acquisition, we incurred charges for in-process research and development of $19.7 million, integration expenses of $5.4 million primarily related to severance and wages for terminated CNT employees, and $1.6 million for the write-down of inventory related to the integration of the CNT and Inrange product offerings. The integration of Inrange into our company is now complete, and we expect our integration of the two companies will result in over $20 million in annual cost savings.

      Our acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2003 pro forma annual revenues of approximately $400 million. We have global leadership positions in our combined markets. The acquisition significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, expands our customer base, and provided us with significant opportunities for both revenue growth and cost reduction synergies.

Storage Networking Overview

Storage Networking Industry Background

Growth in Enterprise Data

      The volume of enterprise data is increasing due to the proliferation of Web-based content, digital media, e-mail, supply chain management, customer relations management and other data-driven business applications.

Limitations of Traditional Storage Products

      The growth of the size and amount of data stored has presented organizations with significant data management challenges and increased storage related costs. As the volume of data stored, and the number of users that require access to the data continue to increase, storage systems and servers are burdened by an increased number of input/output, or I/ O, transactions they must perform. Hence users are moving to Fibre Channel and FICON protocols that dramatically improve the speed of data I/ O between existing storage devices, and the ability to connect additional devices to storage networks. However, traditional storage architecture has inherent speed, distance, capacity and performance constraints. For example, depending on the standards and protocols used, the following constraints may exist:

•	bandwidth, or the data transmission rate, is generally fixed at 15, 40 or 80 megabytes per second;

•	distance between devices is limited to 12 to 150 meters;

•	connectivity is limited to 15 storage devices;

•	lack of data management capability in SCSI devices places the burden for management tasks on servers, thereby degrading network performance;

•	if the server to which the data storage device is connected fails, the data cannot be accessed; and

•	local area network, or LAN, performance can be significantly degraded while the LAN is being used for storage backup applications.

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

      Complexity and interoperability issues associated with storage networks, coupled with budgetary constraints, cause customers to struggle with the effective implementation of storage networking environments. We believe this will cause many potential customers to look outside their organization for help. Thorough knowledge across a wide variety of proprietary technologies and standards, combining storage expertise and networking knowledge, is not easily found in the marketplace. We anticipate companies such as ours, with comprehensive expertise and skill sets in disaster recovery, business continuity, storage resource management, database, tuning, troubleshooting, switches, Fibre Channel and FICON protocols, networking and storage arrays, will be able to fill in the void for these customers with consulting and integration services. We believe customers may also look to contract out the management of these storage networks as a result of outsourcing the design and implementation of these solutions.

Our Storage Networking Solutions

      Our storage networking solutions, consist of products and services that address the limitations of traditional storage architecture in the following ways:

•	Network infrastructure — Our Fibre Channel and FICON directors are at the heart of applications spanning local, metropolitan, and wide area environments, with the ability to support multiple protocols, interfaces, operating systems and management topologies, our large 256 port capacity delivers a larger, centralized core that eliminates disruptions, management complexity and reduced performance resulting from large storage networks based on multiple smaller port directors.

•	Storage networks over unlimited distance — Our products and services enable organizations to create secure storage networks without any distance limitations. This allows the creation of storage networking over WAN environments in such critical applications as remote data replication, enterprise backup and recovery and remote tape vaulting.

•	Any-to-any connectivity — Our products are protocol independent — they can connect devices that use Fibre Channel, SCSI, ESCON, and bus and tag protocols. These devices can be connected and extended over telecommunications links including T1/ E1, T3/ E3 and ATM (OC3, OC12), packet over sonet, or WAN protocols like IP, Fibre Channel and fiber optics. We believe our products connect with substantially all storage vendors.

•	Infrastructure options — Our products enable the use of IP, ATM, Fibre Channel and fiber optics for expanded use of storage network infrastructure. This supports the growing amounts of storage created by applications like e-mail and increases due to user demands to access applications in a continuous mode.

•	IP-based networking solutions — We enable remote data replication over IP-based networks using software provided by EMC, IBM, Hitachi and Hewlett-Packard. Our solutions allow our customers to capitalize on inexpensive “bandwidth on demand” capabilities of IP-based networks and use existing IP capacity, especially at low traffic times of the day, and rely on existing IP network knowledge. We anticipate expanding storage networking application support with products from other vendors.

•	Storage Network Software — Our software solutions facilitate the management of a businesses entire network infrastructure in a single view, by pro-actively collecting network performance data, identifying problem areas and correlating those problems back to the affected application, increasing data availability and reducing the time required to diagnose and resolve problems.

•	Consulting and integration services — Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We believe these value-added services assist customers in designing, implementing, and managing storage networks more effectively than they could on their own. Our integration services help customers deal with the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin FC/9000® and UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

•	Managed services — We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. These services consisting of solutions, implementation, pro-active management and maintenance satisfy a businesses complete storage networking requirements, all for a single monthly fee. Our network management service helps our customers monitor their UltraNet® and FC/9000® products, third party manufactured products, and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues.

•	Data migration — Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers.

This is a turnkey service including personnel, equipment, software and support. We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products.

      Our Fibre Channel and FICON storage networking solutions are at the core of applications spanning local, metropolitan, and wide area environments, and offer the port capacity, bandwidth, and extensibility required for data intensive anytime, anywhere applications, including support for backup and recovery of data to enable cost-effective business continuity; data and resource sharing to provide availability to crucial data remotely; shared storage enabling better storage utilization; data mining and data imaging requiring the transfer of large amounts of data; storage consolidation providing better resource utilization and E-commerce applications with critical demands for continual uptime.

      Our UltraNet® storage networking solutions are used for immediate, or real-time, backup and recovery, and support a technology known as remote data replication. Data replication avoids the serious threat to businesses posed by the loss of data between data system backups by simultaneously creating up-to-the-minute images of business-critical data on multiple backup storage disks. Tape backup over long distances, or tape pipelining, using our UltraNet® Edge Storage Router dramatically improves the performance of remote tape backup, making it a viable solution for business continuity and disaster recovery. Our remote data replication technology permits the backups to be transmitted to a separate geographic location, thereby reducing the risk of natural and site-wide disasters. This technique also permits rapid recovery of data when needed.

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

Our Storage Networking Strategy

      We intend to build upon our position as a leading provider of storage networking solutions. Key elements of this strategy are as follows:

Extend Storage Networking Technology Leadership

      We intend to extend our storage networking technology leadership by continuing to broaden our product and service offerings and by expanding our storage networking solutions into new markets. Our acquisition of Inrange in 2003 provided us with important new growth markets for Fibre Channel and FICON switching. The FC/9000® Fibre Channel and FICON switching products we acquired with Inrange have more port capacity or bandwidth than any other Fibre Channel director product currently available, providing users with the ability to expand the core of their Fibre Channel and FICON storage networks to 256 ports without disruption or a reduction in performance.

      In June 2003 we announced the first Fibre Channel and FICON director products with integrated metropolitan area and wide area network capabilities, uniquely positioning these products to support long distance applications, using high-speed interfaces at virtually unlimited distances. Typical customer applications include business continuity, data center migration and consolidation, remote disk mirroring, remote tape backup/recovery, data archiving and consolidation of storage and servers.

      We have continued to offer new products and enhancements for storage networking over WANs, including IP over Fibre Channel, IP over ATM WANs and IP tape pipelining. Currently, our IP-based network solutions enable remote data replication, in conjunction with software products from EMC, IBM, Hitachi and Hewlett-Packard and remote tape vaulting over IP-based networks. Our network management services enable us to use our expertise to assist customers in keeping the data stored in their storage networks performing efficiently and continuously.

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

      We have developed FICON extension offerings with IBM’s Enterprise Storage Server Extended Remote Copy (XRC) support. We already have over 60 IBM XRC installations at some of the largest data centers in the world, and we have been supporting FICON for several years. We expect that customers will look to us to support their wide-area infrastructure in these environments, given our significant experience with the XRC and FICON protocols.

      In January 2004, our new UltraNet® Edge 3000 storage router received the silver award for product of the year for networking equipment from Storage magazine and SearchStorage.com. The UltraNet® Edge is the first storage router to seamlessly integrate both open systems and mainframe environments over any distance. When we developed the UltraNet® Edge 3000, we were committed to providing our customers with the performance, flexibility and cost savings required by today’s businesses. Winning the award provides validation that we have achieved those goals.

      We recently announced the availability of our inVSN family of storage network software solutions that facilitate the management of an enterprise’s entire SAN, MAN and WAN infrastructure. Our inVSN software is uniquely designed to visualize and correlate network information across multiple topologies. No other solution gives users this type of insight to issues across their entire enterprise infrastructure. By being able to view and entire storage application, businesses can troubleshoot network issues ahead of time so that they can proactively take action and avoid outages. This proactive approach means less time and money spent on managing storage network problems.

Expand Our Consulting and Integration Services

      Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We believe these value-added services assist customers in designing, implementing, and managing storage networks more effectively than they could on their own. Our integration services eliminate the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our high margin FC/9000® and UltraNet® products and allow us to capture more of our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

Grow Managed Services

      We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers to help drive demand for our storage networking products. We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. These services consisting of solutions, implementation, proactive management and maintenance satisfy businesses complete storage networking requirements, all for a single monthly fee. Our network management service helps our customers monitor their UltraNet® and FC/9000® products, third party manufactured products, and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues.

      Our data migration services help customers migrate large amounts of data between data centers or storage facilities to facilitate consolidation or expansion of data centers. This is a turnkey service, including personnel, equipment, software and support. We anticipate adding other outsourced services to monitor and manage complete end-to-end storage solutions for our customers and help drive demand for our storage networking products.

      In January 2004, we signed a $15 million contract with a division of the IBM company to provide on demand storage service offerings, consisting of our storage networking products, implementation services, network monitoring and maintenance.

Further Strengthen Relationships with Storage Networking Industry Leaders

      We have established relationships with leaders in the storage networking market, including storage vendors, telecommunications providers, storage management software providers and Fibre Channel switch manufacturers. The parties with whom we have strategic relationships include companies such as Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, and Dell Computer Corporation. We intend to strengthen our existing relationships and develop new relationships that enable us to offer complementary products and services. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle.

      In October 2003, we expanded our strategic relationship with Brocade to enable seamless extension of Brocade SANs over distance using our storage networking solutions. We will continue to offer the Brocade family of SilkWorm® fabric switches to our global customers and will designate these products as preferred storage networking solutions, complementing our current FC/9000® Fibre Channel and FICON director-class switch offerings. In addition, Brocade will recommend our UltraNet® Edge products as a preferred SAN extension solution to its OEM and reseller channels worldwide. More than 300 customers have already deployed Brocade SANs with our extension products. Together, our two companies will provide customers a proven core-to-edge storage solution that includes the industry’s leading SAN infrastructure solutions and the industry’s most installed SAN extension devices. This will allow customers to seamlessly extend Brocade SANs with Fibre Channel over IP, ATM or SONET networks for improved information access, data availability and business continuity across the enterprise.

      In addition, our global support organization can provide support for all Brocade products through our 24x7x365 call center and worldwide logistics network. Brocade’s customers and worldwide partners can also fully leverage our professional and global support services, including proactive remote monitoring and management services. Brocade has also agreed to qualify the interoperability between our FC/9000® Fibre Channel and FICON Director products and Brocade’s SilkWorm® fabric switches. As a result, our customers will be able to build storage networks consisting of CNT and Brocade products, thereby extending the value of our FC/9000® environments.

Our Storage Networking Products

      Our storage networking products include the FC/9000® family of Fibre Channel and FICON director products we acquired with the acquisition of Inrange in May 2003, and the UltraNet® family of storage director products.

      FC/9000® Fibre Channel and FICON Directors are at the heart of applications spanning local, metropolitan, and wide area environments. The FC/9000® delivers the speed, reliability, and high availability required for a 24x7x365 world. With the ability to support multiple protocols, interfaces, operating systems, management platforms and topologies, the FC/9000’s® 256 port capacity delivers a large, centralized core eliminating the disruptions, management complexity, and reduced performance of a network based on multiple smaller directors.

      UltraNet® Storage Director is a high performance switching product that enables storage networks to establish a direct connection between storage elements and servers and share data among diverse servers and storage systems, and networks that are local and geographically dispersed. The switch provides connectivity among SCSI, ESCON, bus and tag, Fibre Channel, FICON and WANs.

      UltraNet® Edge Storage Router complements the UltraNet® Storage Director by meeting the needs of a broader market. It provides a new price and performance entry point, which do not require high port-density and mixed platform support offered by the UltraNet® Storage Director. The UltraNet® Edge

Storage Router is designed to reduce the total cost of ownership of enterprise-wide storage networking solutions by leveraging the lower-cost bandwidth offered by IP networks and the performance improvements provided by Fibre Channel.

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

Integration Services

      Our integration services help companies implement storage networking solutions. These services include project planning, analyzing, designing and documenting a detailed network, installing storage components, integrating storage components, and testing the functionality of the implemented storage solution. Our storage networking products are at the core of our storage architecture implementations, and our long-standing relationships with well-known and successful storage equipment and software manufacturers place us at the forefront of storage management solutions. Our integration services focus on data replication, enterprise backup and restore, SAN implementation and network management.

Managed Services and Telecommunications

      We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. These services consisting of solutions, implementation, proactive management and maintenance satisfy a businesses complete storage networking requirements, all for a single monthly fee. Our network management service helps our customers monitor their UltraNet® and FC/9000® products, third party manufactured products, and third-party telecommunication lines, and allows them to quickly respond to and resolve storage network issues.

      Our managed services include a network management service. We monitor our customers’ FC/9000® products, UltraNet® products, third party manufactured products and telecommunications networks 24x7x365. We believe this service allows our customers to optimize network performance, decreases the chance of downtime and reduces recovery time after failures. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. We also offer telecommunications services to our customers whereby we resell bandwidth offered by various telecommunication carriers.

Support Services

      We offer standard maintenance contracts for our proprietary storage networking products. The contracts generally have a one-year term and provide for advance payment. Our products generally include a one-year limited warranty. Customers purchasing our UltraNet® Director products generally purchase maintenance contracts to supplement their one-year limited warranty. Customers are offered a variety of contracts to choose from to suit their particular needs. For instance, current options allow a customer to choose support 7 days a week, 24 hours per day, or 5 days per week, 11 hours a day. Other options offer the customer the choice to select air shipment for replacement parts, with the part being installed by the customer’s staff, or on site support with spare parts and service being provided by a local parts distributor.

Strategic Storage Networking Relationships

      Offering customers effective storage networking solutions requires implementing diverse components, including disk and tape storage devices, storage management software, network management products and Fibre Channel products. Our storage networking relationships include those with key storage vendors, storage management software providers and manufacturers of optical networking products. We market our storage networking products directly and through worldwide distributors. We have strategic marketing and supplier relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, Dell Computer Corporation and Veritas. These relationships allow us to provide complete end-to-end storage solutions for our customers.

Sales and Marketing

      We market our Fibre Channel and FICON director switching products to end user customers through our direct sales forces and through our relationships with storage system vendors.

      We market our other storage networking products and services in the United States through a direct sales force. We have established representative offices in Canada, the United Kingdom, France, Germany, Belgium, Italy, Switzerland, Australia, Japan, and the Netherlands. We also market these products and services in the United States and throughout the world through systems integrators and independent distributors. We use an exclusive independent consultant to market telecommunications services.

      We maintain our own marketing staff and direct sales force. As of January 31, 2004, we had approximately 319 persons in our marketing and sales organization.

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
Fannie Mae
Fidelity
AXA
Nasdaq

      IBM and its affiliates accounted for 22% of our revenue for fiscal 2003, and 10% of our revenue for fiscal 2002. IBM re-sells the FC/9000 product we acquired with our acquisition of Inrange in May 2003. This relationship accounted for the fiscal 2003 increase in IBM revenue as a percentage of our total revenue. No single customer accounted for more than 10% of our revenue in fiscal 2001.

Research and Development

      The markets in which we operate are characterized by rapidly changing technology, new standards and changing customer requirements. Our long-term success in these markets depends upon our continuing ability to develop advanced network hardware and software technologies.

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

      Research and development expenses were 12% of total revenue for the year ended January 31, 2004, and 13% of total revenue for each of the years ended January 31, 2003 and 2002. We intend to continue to apply a significant portion of our resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.

Manufacturing and Suppliers

      We purchase our printed circuit boards and product chassis from third party manufacturers. Our in-house manufacturing activities include the addition of parts and components to printed circuit boards. Other in-house manufacturing activities include quality assurance testing of completed boards and subassemblies, and final system assembly, integration and quality assurance testing. We became ISO 9002 certified in 1993. In fiscal 2002, we achieved certification under the ISO 2000 standard.

      We manufacture our products based on forecasted orders. Forecasting orders is difficult as most shipments occur at the end of each quarter. Our customers generally place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. At January 31, 2004 we had a backlog for products and professional services of $38.4 million. We believe approximately $17.7 million of our backlog will be recognized as revenue during the next 12 months in fiscal 2004. Our backlog at January 31, 2003 was $13.7 million.

      We manufacture our FC/9000® and UltraNet® products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.

      At January 31, 2004, we held $1.1 million of net inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for $63.7 million in revenue during the year ended January 31, 2004. We expect that this inventory will be used in the ordinary course of our business over the next five years. Relevant parts will have to be redesigned after the inventory is used.

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

Competition

      Computer storage is a very large, multi-billion dollar, multi-faceted, industry that has spawned the need for a diverse set of products, services and management solutions to address the needs of the large enterprise.

      This market has a diverse set of needs, often dictated by the total cost of ownership, that include high availability, archive, large scale, high volume growth, flexibility, heterogeneous and interoperability requirements for a spectrum of solutions for the enterprise. Data movement and replication (mirroring) are two key applications that every customer must use a spectrum of products and services to get the job done. Customers have varying degrees of needs based upon: the peculiar requirements for various vendor and technology platforms; capacity; performance; access; back up and recovery time for the application user, for auditors and regulators; and risk and cost management for the entire enterprise. These needs have a further communications and distance dimension in their requirement to be local (same building) to each other, on a campus, across the city, across the country or even internationally interconnected. These needs often need to be satisfied across a diverse set of communications capabilities, including low and high speed lines from T1 to OC48+, to diverse protocols from point to point, ATM and IP, to free space optics and wireless, as well as the availability of dark fiber or wave length services.

      Finally, customers often use existing technologies (including multi-generations of products) and methods that must be compared and integrated for total enterprise storage management. These data movement solutions would include: manual truck and archive storage, server based software for data movement and replication, SAN, LAN, MAN and WAN fabric switching products and technologies, wave division multiplexing, or WDM, products and technologies, and services across an array of providers both in house and outsourced to the customer.

      We believe we have positioned ourselves to be a leading competitor of storage networking products and services, particularly in providing customers and service providers a wide range of integrated storage networking solutions, from us and others, that address high performance, guaranteed data reliability, large scale storage handling that addresses the above requirements for the global 2000 customers. Our key assets include, not only our patents, engineering technologies and products, but our 7x24 services, our professional consulting and our 20 years of diverse implementations experience in networking our clients most mission critical information.

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

      While the Fibre Channel and FICON switching markets have yet to develop fully, we believe that the market for our FC/9000® Fibre Channel and FICON director switching products will be highly competitive, continually evolving and subject to rapid technology change. Our competitors in Fibre Channel and FICON switching include Brocade Communications Systems, McData Corporation, Cisco Systems, Inc., and Qlogic Corporation, as well as storage system vendors who may resell the Fibre Channel and FICON switching products manufactured by our competitors.

      Our competitors for our other storage networking products, primarily our UltraNet® family of products, include storage system vendors and others including Akara, which is owned by Ciena, and Nishan Systems, which is owned by McData. In addition, Cisco has acquired technology (Andiamo and NuSpeed) with functionality similar to our product offerings. Also, EMC has a WAN capability for storage networking that competes with our products. IBM and others continue to push the distance, performance and price performance capabilities of channels using FICON and GDPS technologies. In addition, some of the fiber channel switch and director companies, including McData, are stating that they will be providing similar long distance IP based connectivity features with an integrated card. Software vendors, Veritas, Legato and Tivoli/ IBM offer data movement and replication capabilities today at lower speeds and/or shorter distances.

      Our storage solution services have numerous competitors, including consulting and integration services offered by other storage solutions providers, telephone companies, and various other types of service providers. In addition, nearly every major storage vendor, including EMC, IBM, HP, Sun, and Hitachi, provide various capabilities in full service offerings for the design, implementation and operation of storage infrastructures.

      The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we could to new or emerging technologies and changes in customer requirements. These competitive pressures may materially harm our business.

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

      The principal competitive factors affecting our products include total cost of ownership, customer service, flexibility, price, performance, reliability, ease of use, bundling of features and capabilities and functionality. In many situations, the potential customer has an installed base of a competitor’s products, which can be difficult to dislodge. IBM, Cisco, EMC, Nortel, Microsoft and others can significantly influence customers and control technology in our markets. However, we believe our direct sales force, storage networking expert consultants and support services personnel offer us a substantial advantage over new competitors, because these newer competitors do not have the knowledge of storage networking design and support and any-to-any connectivity necessary to sell competing products and services.

Intellectual Property Rights

      We rely on a combination of trade secret, copyright, patent and trademark laws, nondisclosure agreements and technical measures to establish and protect our intellectual property rights. That protection may not preclude competitors from developing products with features similar to our products.

      We currently own 29 patents and have 19 patent applications filed or in the process of being filed in the United States with respect to our continuing operations. Our pending patent applications, however, may not be issued. We have not applied for patent protection in any foreign countries. Not all of our unique products and technology are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.

      We rely upon a patent license agreement to manufacture our UltraNet® products that use ESCON. This license expires on December 31, 2004. Historically, the license has been renewable every three years. We renewed the license on commercially reasonable terms at the end of the first license period, and we anticipate that we will be able to do so again under commercially reasonable terms.

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

Employees

      As of January 31, 2004, we had 1,215 full-time employees. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.

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

Special Note Regarding Forward-Looking Statements

      This Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Form 10-K, including the statements under “Business” and elsewhere in this Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used herein, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements due to a variety of factors, including those described in Item 7A. to this Form 10-K and from time to time in our filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The cautionary statements qualify all forward-looking statements, whether attributable to us, or persons acting on our behalf.

Item 2.	Properties

      Our principal administrative, manufacturing, engineering and development functions are located in leased facilities in the Minneapolis, Minnesota suburb of Plymouth, and in the Philadelphia Pennsylvania suburb of Lumberton New Jersey. In addition, we lease office space in England, France, Germany, Belgium, Italy, Switzerland, Japan, and the Netherlands. We also lease space for sales offices for our direct sales staff and systems consultants in a number of locations throughout the United States and Canada. We believe our facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

      Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint claims that Inrange is infringing one SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that allegedly embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. Inrange has answered, denying SBC’s allegations. The case is in its preliminary stages and management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

      A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. The settlement was approved subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Inrange’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

      From time-to-time we are a party to various other legal actions and receive threats of litigation. At this time, management does not believe any such litigation or threats will have a material impact on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 4A.	Executive Officers of the Company

      Our executive officers are as follows:

Name	Position Served	Age

Thomas G. Hudson	Chairman of the Board, President and Chief Executive Officer	58
Gregory T. Barnum	Chief Financial Officer, Vice President of Finance and Corporate Secretary	49
Jeffrey A. Bertelsen	Vice President, Finance, Corporate Controller and Treasurer and Assistant Secretary	41
Robert R. Beyer	Vice-President of Worldwide Customer Support Services	43
William C. Collette	Chief Technology Officer and Vice President of Advanced Technology	60
James A. Fanella	Executive Vice-President Worldwide Sales and Services	46
Mark R. Knittel	Group Vice President of Worldwide Product Operations	49
Edward J. Walsh	Vice-President of Marketing and Business Development	36

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

      Jeffrey A. Bertelsen was appointed Vice President, Finance, Corporate Controller and Treasurer in March 2004. Mr. Bertelsen served as our Corporate Controller and Treasurer from December 1996 to March 2004, and as our Controller from March 1995 to December 1996. From 1985 to March 1995, Mr. Bertelsen was employed by KPMG LLP, a public accounting firm, most recently as a Senior Audit Manager. Mr. Bertelsen is a graduate of the University of Minnesota.

      Robert R. Beyer was appointed Group Vice President of Global Services in January 2004 and Vice President of Global Service in March 2001. Mr. Beyer served as our Vice President of Quality and Customer Service from January 1999 to March 2001, and as our Vice President of Quality and Process Improvement from November 1998 to January 1999. From 1989 to November 1998, Mr. Beyer was employed by NCR Corporation, most recently as Vice President, High Availability Services. Mr. Beyer holds a bachelors degree in electrical engineering from South Dakota State University, and completed an executive masters of business administration program at the University of St. Thomas.

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

      James A. Fanella was appointed Executive Vice-President Worldwide Sales and Services in February 2003. From August 2001 to November 2002, Mr. Fanella served as Senior Vice President, Yahoo! Enterprise Solutions (YES). From September 2000 to July 2001, Mr. Fanella served as Vice President, Global Services for Commerce One, a business-to-business e-commerce company. From November 1999 to September 2000, Mr. Fanella served as Group President and General Manager of AppNet, Inc., an e-commerce company acquired by Commerce One in September 2000. From August 1994 to October 1999, Mr. Fanella held various positions with Unisys Corporation, a large systems integration company, as Managing Principal/ Partner from September 1998 to October 1999, and Senior Principal/ Partner from August 1994 to September 1998. Mr. Fanella holds a bachelors degree in business from Western Illinois University. Mr. Fanella also serves on the board of directors of Avatech, Inc., a public company.

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

      Edward J. Walsh was appointed Vice President of Strategy, Marketing and Alliances in June 2003. From May 2002 to June 2003, Mr. Walsh served as our Vice President of Marketing and Business Development, and as Vice President and General Manager of our Storage Solutions Division from April 2001 to May 2002. From 1989 to April 2001, Mr. Walsh held various sales and marketing positions with Articulent, Inc., a storage solutions provider we acquired in April 2001, most recently as Vice President of Sales. Mr. Walsh holds a bachelors degree from the University of Massachusetts.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the Nasdaq National Market under the symbol “CMNT.” As of April 1, 2004 there were 27,711,729 outstanding shares of the Company’s common stock. The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended January 31, 2003
First Quarter	$21.75	$8.80
Second Quarter	9.70	5.41
Third Quarter	7.99	3.79
Fourth Quarter	9.88	5.91
Fiscal Year Ended January 31, 2004
First Quarter	$7.58	$4.58
Second Quarter	8.76	5.60
Third Quarter	10.55	6.15
Fourth Quarter	11.84	8.83

      On April 1, 2004, the closing price of the Company’s stock, as reported by the Nasdaq National Market was $8.07. Shareholders are urged to obtain current market quotations for the Company’s common stock. As of April 1, 2004 there were approximately 1,000 shareholders of record. The Company estimates that approximately an additional 10,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

DIVIDEND POLICY

      We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

Item 6.	Selected Consolidated Financial Data

	Years Ended January 31,					Year Ended
						December 31,
	2004(5)	2003(4)	2002(3)	2001(2)		1999(1)

	(in thousands, except per share data)
Consolidated Statements of Operations Data(7):
Revenue:
Product sales	$239,839	$145,355	$129,276	$125,432		$89,248
Service fees	121,038	66,160	57,747	50,674		36,741

Total revenue	360,877	211,515	187,023	176,106		125,989

Cost of revenue:
Cost of product sales	143,992	89,110	76,254	52,873		38,411
Cost of service fees	72,262	38,210	37,328	30,308		19,798

Total cost of revenue	216,254	127,320	113,582	83,181		58,209

Gross profit	144,623	84,195	73,441	92,925		67,780

Operating expenses:
Sales and marketing	88,396	57,849	52,156	41,019		34,626
Engineering and development	42,719	26,872	23,452	22,572		18,456
General and administrative	16,073	10,694	9,311	8,697		6,922
In-process research and development	19,706	—	—	—		—
Goodwill impairment	204	—	—	—		—
Abandoned facility	—	—	—	(287)		—
Restructuring charge	—	1,666	996	—		1,331

Total operating expenses	167,098	97,081	85,915	72,001		61,335

Income (loss) from operations	(22,475)	(12,886)	(12,474)	20,924		6,445

Loss on sale and write down of webMethods stock	—	—	(10,283)	—		—
Other income (loss), net	(1,668)	869	5,537	3,152		110

Income (loss) from continuing operations before income taxes	(24,143)	(12,017)	(17,220)	24,076		6,555
Provision (benefit) for income taxes	625	16,527	(5,292)	7,947		2,229

Income (loss) from continuing operations	(24,768)	(28,544)	(11,928)	16,129		4,326
Income (loss) from discontinued operations, net of tax	715	207	8,222	(4,135)		329

Net income (loss) before cumulative effect of a change in accounting	(24,053)	(28,337)	(3,706)	11,994		4,655
Cumulative effect of change in accounting principle	—	(10,068)	—	—		—

Net income (loss)	$(24,053)	$(38,405)	$(3,706)	$11,994		$4,655

Diluted income (loss) per share:
Continuing operations	$(.91)	$(1.02)	$(.40)	$.58		$.17

Discontinued operations	$.03	$.01	$.28	$(.15)		$.01

Cumulative effect of change in accounting principle	$—	$(.36)	$—	$—		$—

Net income (loss)	$(.89)	$(1.37)	$(.12)	$.43		$.18

Diluted shares	27,116	28,111	29,892	27,813		25,818

Other Financial Data(6):
Ratio of earnings to fixed charges	—	—	—	12.41	x	5.13	x

	As of January 31,				As of
					December 31,
	2004	2003	2002	2001	1999

Consolidated Balance Sheet Data: (in thousands)
Cash, cash equivalents and marketable securities	$77,486	$209,484	$118,014	$150,477	$26,895
Working capital	71,571	229,736	160,271	182,625	50,715
Total assets	412,381	339,169	269,738	268,623	110,654
Long-term obligations	125,000	125,000	708	1,952	1,780
Total shareholders’ equity	142,807	151,631	216,643	213,102	78,472

(1)	On January 12, 2000, we changed our fiscal year to end on January 31st, rather than December 31st. Includes special charges in the fourth quarter of fiscal 1999 of $1.4 million for the write-off of non-SAN-related products and $1.3 million for an abandoned facility.

(2)	Includes a reversal of the unused balance of a fiscal 1999 fourth quarter accrual for an abandoned facility of $287,000.

(3)	Includes special charges and other items recognized in the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of a product, a $996,000 restructuring charge and a $10.3 million loss on the sale and write-down of webMethods common stock acquired from the disposition of a portion of our discontinued operations.

(4)	Includes special charges in the fourth quarter of fiscal 2002 of $1.7 million for severance and professional fees related to canceled acquisition activity. It also includes an earn-out payable to the employees of BI-Tech of $744,000, of which $195,000 was recorded as cost of service, and $549,000 as operating expense. Other income for fiscal 2002 was reduced by a $1.0 million investment write-down. Income tax expense for fiscal 2002 includes a non-cash charge of $23.6 million for a valuation allowance related to our United States deferred tax assets. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, we recorded a $10.1 million non-cash charge for impairment of goodwill associated with the acquisition of Articulent in April 2001 as a “Cumulative effect of a change in accounting principle”.

(5)	Includes a $19.7 million charge for in-process research and development and $7.0 million of integration charges related to the acquisition of Inrange, of which $1.6 million was recorded as cost of product for the write-down of inventory and $5.4 million was recorded as operating expense, primarily wages and severance for terminated employees. It also includes an earn-out payable to the employees of BI-Tech of $312,000, of which $131,000 was recorded as cost of service, and $181,000 as operating expense. A goodwill impairment charge of $204,000 was recognized in the fourth quarter of fiscal 2003 related to the closing of a small sales subsidiary. Included in other income was a $747,000 net gain recognized during the first quarter of fiscal 2003 related to the sale of marketable securities.

(6)	For fiscal years 2003, 2002 and 2001, earnings were inadequate to cover fixed charges by $24.1 million, $12.0 million and $17.2 million, respectively. These ratios are calculated by dividing (a) income from continuing operations before income taxes and fixed charges by (b) fixed charges. Fixed charges include interest expense plus a portion of rental expense attributable to interest.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements and Supplementary Data” included herein for a discussion of accounting changes, business combinations and dispositions of businesses affecting the comparability of the information reflected in the selected financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with Item 1: Business; Item 6: Selected Consolidated Financial Data; and Item 8: Consolidated Financial Statements and Supplementary Data.

Overview

      We are a leading provider of today’s most cost-effective and reliable storage networking solutions. For over 20 years, businesses around the world have depended on us to improve business efficiency, increase data availability and manage their business-critical information. We apply our technology, products and expertise in open storage networking architecture and business continuity to help companies build end-to-end storage solutions, including hardware and software products, analysis, planning and design, multi-vendor integration, implementation and ongoing remote management. We focus primarily on helping our customers design, develop, deploy and manage storage and data networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We design, manufacture, market and support a wide range of solutions that provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations, including applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes. We market our storage networking products and services directly to customers through our sales force and worldwide distributors. We also have strategic marketing and supply relationships with leading storage, telecommunications and fibre switching companies, including Brocade, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek, and Dell Computer Corporation.

      On May 5, 2003, we completed the acquisition of Inrange for $190 million in cash plus transaction costs. Inrange designs, manufactures, markets and supports switching and networking products for storage and data networks. Inrange’s flagship product, the FC/9000®, is the most scalable storage networking director-class switch available for SANs. With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000® provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. The acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2003 pro forma annual revenues of approximately $400 million. We believe we have global leadership positions in our combined markets. The acquisition significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, expands our customer base, and provided us with significant opportunities for both revenue growth and cost reduction synergies. We expect our integration of the two companies will result in over $20 million in annual cost savings.

      Our revenues, were $360.9 million, $211.5 million and $187.0 million for the years ended January 31, 2004, 2003 and 2002, respectively. Our revenues for the year ended January 31, 2004 include the acquisition of Inrange from May 5, 2003. The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

      Our competitors for our storage networking products, primarily our UltraNet® family of products, include storage system vendors and others including Akara, which is owned by Ciena, and Nishan Systems, which is owned by McData. In addition, Cisco has acquired technology (Andiamo and

NuSpeed) with functionality similar to our product offerings. EMC has a WAN capability for storage networking that competes with our products. Our UltraNet® product revenue may be impacted as customers switch to channels such as FICON with improved distance and price performance capabilities or to less expensive IP based solutions. There are numerous competitors for our third party product and solution sales.

      While the Fibre Channel and FICON switching markets have yet to develop fully, we believe that the market for our FC/9000® Fibre Channel and FICON director switching products, and our next generation products, will be highly competitive, continually evolving and subject to rapid technology change. Our competitors in Fibre Channel and FICON switching include Brocade Communications Systems, McData Corporation, Cisco Systems, Inc., and Qlogic Corporation, as well as storage system vendors who may re-sell the Fibre Channel and FICON switching products manufactured by our competitors.

      We anticipate that the proprietary products acquired in the Inrange acquisition, including the Inrange Fibre Channel and FICON director products, will account for a significant and growing portion of our proprietary product revenue in future periods. IDC estimates that the revenue for Fibre Channel hubs, switches and directors will grow from $938 million in 2003 to $2.2 billion in 2007, reflecting a compound annual growth rate of 23%. We anticipate that we will be able to capture a larger share of this growing market by expanding our established relationships with leaders in the storage networking market, including the major storage vendors, such as EMC, Hitachi Data Systems and IBM. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle. We will also expand sales of our proprietary products, including our Fibre Channel and FICON director products, through our direct sales force. We believe that our ability to provide the customer with complete professional consulting services, product maintenance and advanced networking monitoring services gives us an advantage over our competitors, that will enable us to expand sales and grow market share.

      We presently anticipate that our revenue for fiscal 2004 will continue to increase, in part due to the inclusion of Inrange in our results for the entire year in fiscal 2004. Our revenue can be significantly impacted by general economic trends in the global economy and capital spending plans for information technology equipment. In fiscal 2004, with a modestly improving economy, we anticipate customer capital spending increasing, particularly for projects that improve enterprise efficiency in storage networking, and reduce risks of IT outages, two areas where we have considerable expertise. Our revenue can also be impacted by the introduction or phase out of products and services, either by us, or competitors. The introductions of new technologies by other companies, including the large storage vendors with whom we do business, can also impact our quarterly revenue. We expect continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product sales reported by us in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.

      In fiscal 2003, we achieved cost synergies in most functional areas of our business due to the Inrange acquisition. We consolidated our manufacturing operations, including the in-house capability to add parts and components to printed circuit boards. We anticipate that these cost synergies will continue in fiscal 2004. In fiscal 2004, we anticipate that gross margin percentages for our proprietary products will improve slightly. However, any improvement is dependent in part on product mix. The mix of products sold by us (i.e. our proprietary products or third party products) and the level of services we provide to customers has a significant impact on our level of profitability in any given quarterly period.

      We acquired new Fibre Channel switching technology in connection with the Inrange acquisition that is in development and is projected to have greater functionality when compared to other Fibre Channel technology currently existing in the marketplace. We expect to expend significant research and development resources in fiscal 2004 to bring this new technology to market. Significant costs for us include wages, fringe benefits, facilities and depreciation and amortization. These costs tend to be relatively fixed in the short term, or may be incurred in advance of anticipated revenue. As a result, the timing of the receipt of sizable of new orders, and the related recognition of revenue, has a significant impact on our level of profitability in any given quarterly period.

Significant Events — 2003

Acquisition of Inrange Corporation

      On April 6, 2003, we entered into an agreement whereby a wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During fiscal 2003 we incurred integration charges related to the acquisition of $5.4 million, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. We also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. We expect the acquisition will also increase our quarterly amortization charges for developed technology, and other intangible assets by $1.7 million. The integration of Inrange is now complete and no further integration charges are anticipated in fiscal 2004. See the following caption “Impact of Inrange Integration” for further discussion regarding the impact of the integration on fiscal 2003. Our consolidated financial statements include the results of Inrange from May 5, 2003. See footnote 6 per the accompanying financial statements for summary of the purchase price allocation and pro forma results of operations as if the acquisition of Inrange took place on February 1, 2002 and 2003.

Impact of Inrange Integration

      As part of our integration strategy related to the Inrange acquisition, employees were terminated in most functional areas to obtain cost synergies. Severance costs for terminated Inrange employees were treated as an acquired liability and effectively increased the purchase price. Severance costs for terminated CNT employees were recorded as an expense in our Statement of Operations. During fiscal 2003, we incurred $5.4 million of integration charges related to the Inrange acquisition for wages and severance related to terminated employees, and travel costs for integration activities. We also incurred a $1.6 million charge to write-down inventory purchased by us prior to the acquisition, related to the integration of product strategies for the new combined entity. The following table sets forth the impact of the integration charges on our Statements of Operations for fiscal 2003:

	As Reported	Integration	Excluding Integration
	GAAP	Related Charges(1)	Fiscal Year 2003

Cost of product	$143,992	$(2,223)	$141,769
Cost of service	72,262	(564)	71,698
Sales and marketing	88,396	(1,998)	86,398
Engineering and development	42,719	(435)	42,284
General and administrative	16,073	(1,780)	14,293

(1)	See “Note Regarding Non-GAAP Measures”.

      In addition to the above integration impact, cost of product for fiscal 2003 includes $3.2 million of amortization for developed technology related to the Inrange acquisition. Sales and marketing expense includes $1.8 million of amortization for trademarks and customer lists which are also related to the Inrange acquisition. We also incurred a $19.7 million charge related to the Inrange acquisition for in-process research and development. As of January 31, 2004, we had remaining severance accruals for terminated CNT and Inrange employees of approximately $517,000. We expect to pay these remaining severance accruals in fiscal 2004.

      Our integration strategy for Inrange included the closing of various duplicative facilities and office space. All of the properties that were closed were part of the pre-acquisition Inrange business, and our accrual for the future rents associated with these properties was treated as an acquired liability and effectively increased the purchase price. Our initial accrual for closed facilities was $7.4 million. During fiscal 2003, we made rent payments for these facilities of $2.0 million, and received sublease income for certain facilities of $107,000. At January 31, 2004, our ending accrual, net of estimated sublease income, for abandoned facilities related to the Inrange acquisition was $5.6 million.

Significant Events — 2002

Restructuring Charge

      Improved efficiencies within our service organization, a reduction in the need for future upgrades to our legacy products, along with the integration of our Networking and Storage Solutions sales, support and service functions, allowed us to reduce our worldwide workforce by 80 people or about 10%. The reduction in workforce was necessary to improve future efficiency and profitability. In the fourth quarter of fiscal 2002, we recorded a $1.7 million restructuring charge for severance resulting from the reduction in workforce and professional fees related to canceled acquisition activity. Of this amount, $1.3 million was paid prior to January 31, 2003, with the balance being paid prior to April 30, 2003. We anticipate the annual operating cost savings related to these reductions will be approximately $6.4 million, offset by any incremental costs added during fiscal 2003.

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

      The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During fiscal year 2003 an additional $4.1 million was added to goodwill and $312,000 was recorded as compensation expense. Goodwill and compensation expense recorded under this earn out agreement since July 1, 2002 totaled $7.7 million and $1.1 million, respectively.

Valuation Allowance for Deferred Tax Assets

      In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a valuation allowance for our United States deferred tax assets. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15 to 20 years.

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

Significant Events 2001

Restructuring Charge

      Economic conditions in early 2001 caused our customers to reevaluate their capital spending plans, and to defer previously planned projects for information technology infrastructure. The reduction in demand for our products and services resulted in the following charges in the first quarter of fiscal 2001:

•	$2.0 million to write-down slow moving inventory;

•	$325,000 for the write-off of a product; and

•	$996,000 for restructuring, principally severance.

Sale and Write-down of webMethods Stock

      During the first quarter of fiscal 2001, we sold 232,511 shares of webMethods stock received from the sale of IntelliFrame for approximately $6.2 million, resulting in a pre-tax loss of approximately $8.7 million. We also wrote-down the carrying value of the remaining 41,031 shares of webMethods stock, resulting in a pre-tax loss of approximately $1.5 million.

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

Discontinued Operations — Divestiture of Propelis Software, Inc. — 2001-2003

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

Fiscal Year End

      References in this Form 10-K to fiscal 2003, 2002 and 2001 represent the twelve months ended January 31, 2004, 2003 and 2002, respectively.

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

Revenue Recognition

      Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF 00-21 did not have a material effect on our financial statements. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair value to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria once the separate units of accounting have been determined.

      Most of our direct sales arrangements with end-user customers include multiple deliverables, and are subject to the provisions of EITF 00-21. These arrangements typically include some combination of our proprietary products, third party products, and professional consulting services that assist customers in designing and implementing their storage networks. In addition, sales arrangements that include our proprietary products may include our standard maintenance and network monitoring services. The elements included in these sales arrangements, including our proprietary products, third party products, professional services, and our standard maintenance and network monitoring services are accounted for as separate deliverables when they are sufficiently separable, and we have sufficient evidence of their fair values.

      With respect to the sales of our proprietary products and third party products, the first condition for separation is met because the products have stand-alone value. The products are not custom manufactured for the needs of a specific customer as we leverage standard features for all customers. A customer could re-sell our proprietary products and third party products to another company or to one of our distributors and recover a substantial portion of the product purchase price.

      With respect to our proprietary products and third party products, the second condition for separation is met because there is objective and reliable evidence of the fair value of undelivered items in the arrangement. At the time of product shipment, the undelivered items in the arrangement typically consist of professional consulting services, and standard maintenance and network monitoring services. We value the undelivered professional consulting services based on the estimated hours to provide the services at actual billing rates. These rates are based on rates charged for similar consulting services in stand-alone contracts.

      We allocate revenue to the different elements of the arrangement based on the relative fair values of the different components, proprietary products, third party products, professional consulting services, standard maintenance and network monitoring services. The fair value for our proprietary and third party products is based on the prices we charge other customers for similar products, or standard market prices in the case of third party products. In some cases, these products are sold on a stand-alone basis, and have stand-alone value. The fair value for our professional consulting services is based on the hours required to perform the services at actual hourly billing rates. These rates are based on rates charged for similar consulting services in stand-alone contracts. Valuation for our standard maintenance and network monitoring services is based on the separately priced contract value for these services as outlined per FASB 90-1.

      With respect to sales of our proprietary products with professional consulting services, payment terms for both elements are generally tied to product shipment. Because of the contingent revenue criteria in EITF 00-21, we are not able to recognize any product or professional consulting services revenue until the product has shipped. Post shipment professional consulting services revenue is recognized once the services are complete, generally at time of product installation. Standard maintenance and network monitoring services are sold separately each year on a renewal basis. The renewal price, along with the first year price, is generally stated separately in the purchase order or contract.

      With respect to sales of third party products with professional consulting services, payment for the product is generally due upon shipment. Payment for our professional consulting services is generally due as the services are performed.

      Once we have divided our sales arrangements into separate units of accounting, and have determined the relative fair value of each element as outlined per EITF 00-21, we recognize revenue for each element as follows:

      Revenue is recognized upon shipment for product sales with standard configurations and product sales with other than standard configurations, which have demonstrated performance in accordance with customer’s specifications prior to shipment provided that (a) evidence of an arrangement exists, (b) delivery has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. All other product sales are recognized when customer acceptance is received, or the passage of the customer acceptance period. We accrue for warranty costs and sales returns at the time of shipment based on experience. In transactions that include multiple products and/or services, we allocate the sales value to each of the deliverables, based on their relative fair values.

      Professional consulting services are recognized as revenue when earned, generally as work is performed, subject to any contingent revenue provisions in the arrangement.

      Service fees for our proprietary maintenance and network monitoring services are recognized as revenue when earned, which is generally on a straight-line basis over the contracted service period or as the services are rendered. Deferred revenue primarily consists of the unearned portion of service agreements billed in advance to customers.

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

      In the fourth quarter of fiscal 2002, we recognized a non-cash charge of $23.6 million to provide a valuation allowance for our United States deferred tax assets. Our cumulative valuation allowance recorded against our deferred tax assets at January 31, 2004 was $44.6 million. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15 to 20 years.

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

      When we determine that the carrying value of long-lived and intangibles assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. We may also obtain an independent third party appraisal of the asset to help us identify and quantify any possible impairment. Net long-lived and intangible assets, and goodwill amounted to $190.7 million at January 31, 2004. Most of our intangible assets and goodwill relates to our acquisition of Inrange in May 2003. A smaller portion of our intangible assets and goodwill relates to our acquisition of Bi-Tech in June 2002.

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

      At January 31, 2004, we had a net book value of approximately $143 million and a market capitalization of approximately $285 million. Based on this factor, as well as considering that there were no significant events or changes to our underlying business, and our recent purchase of Inrange, no asset impairments were identified at January 31, 2004 other than a $204,000 charge for goodwill impairment related to the closing of a small sales subsidiary in Europe.

Results of Continuing Operations

      The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue. The table also expresses the impact of the integration on our gross profit and operating expenses as a percentage of revenue. The dollar impact of the integration on our gross profit and expenses is shown above under the caption “Impact of Inrange Integration”.

	Years Ended January 31,

		Integration	Excluding
	As Reported	Related	Integration
	GAAP	Charges	2004	2003	2002

Revenue:
Product sales	66.4%	—%	66.4%	68.7%	69.1%
Service fees	33.6	—	33.6	31.3	30.9

Total revenue	100.0	—	100.0	100.0	100.0

Gross profit:
Product sales	40.0	(.9)	40.9	38.7	41.0
Service fees	40.3	(.5)	40.8	42.2	35.4

Total gross profit	40.1	(.7)	40.8	39.8	39.3

Operating expenses:
Sales and marketing	24.4	(.5)	23.9	27.3	27.9
Engineering and development	11.8	(.1)	11.7	12.7	12.5
General and administrative	4.5	(.6)	3.9	5.1	5.0
In-process research and development	5.5	—	5.5	—	—
Goodwill impairment	0.1	—	0.1	—	—
Restructuring	—	—	—	0.8	0.5

Total operating expenses	46.3	(1.2)	45.1	45.9	45.9

Loss from continuing operations	(6.2)%	(1.9)%	(4.3)%	(6.1)%	(6.6)%

      In addition to the above integration impact, cost of product for fiscal 2003 includes $3.2 million of amortization for developed technology related to the Inrange acquisition. Sales and marketing expense includes $1.8 million of amortization for trademarks and customer lists which are also related to the Inrange acquisition. We also incurred a $19.7 million charge related to the Inrange acquisition for in-process research and development.

Revenue

Years Ended January 31, 2004 and 2003

Product revenue

      Sales of our proprietary products generated revenues of $167.7 million in fiscal 2003, an increase of $73.2 million or 77%, from $94.6 million in fiscal 2002. The vast majority of the increase in our proprietary product sales relates to the acquisition of Inrange. During the nine months since the acquisition of Inrange, we have worked to fully integrate the Inrange products into our existing proprietary product offerings, and now offer our customers one complete and fully integrated line of proprietary storage networking products.

      Sales of our third party storage solution products generated revenues of $72.1 million in fiscal 2003, an increase of 42%, from $50.8 million in fiscal 2002. Our acquisition of BI-Tech in June of 2002 significantly expanded our ability to deliver third party solution offerings in Europe, and accounted for approximately 25% of the increase in third party storage solution products revenue when comparing fiscal

2003 to fiscal 2002. Our sales representatives that we had prior to our acquisition of Inrange also have become more proficient at selling third party storage solutions. We also anticipate that third party storage solutions products revenue will increase in the future periods once the sales representatives we acquired with the Inrange acquisition become more experienced and proficient at selling third party products.

      A significant part of our strategy includes having a direct sales force and professional services organization that is capable of providing the customer with a bundled end-to-end storage networking solution. By offering customers a complete solution that meets their total requirements, we expect to capture more of the customers total IT spending, thereby bolstering sales of not only third party products and our professional consulting services, but also sales of our high margin proprietary products.

Service revenue

      Service revenue from our proprietary CNT products increased 74% in fiscal 2003 to $75.4 million from $43.3 million in fiscal 2002. The increase is primarily attributable to our acquisition of Inrange, as the projected maintenance related to the proprietary products we acquired from Inrange currently is expected to provide us with a recurring annual revenue stream of approximately $40 million. Our fiscal 2003 service revenue includes nine months of maintenance related to the Inrange acquisition. We expect our maintenance revenue to show additional year over year growth in fiscal 2004 when we include maintenance related to the Inrange acquisition for the entire year.

      Our consulting fee revenue increased 100% in fiscal 2003 to $45.6 million from $22.8 million in fiscal 2002. A large portion of the growth in consulting fee revenue relates to our acquisition of Inrange. We have started to offer professional consulting services with sales of the proprietary products we acquired from Inrange, and have trained the Inrange sales force to sell these services, along with our proprietary and third party products. Our sales force has also become more experienced and proficient at selling our consulting services. A significant component of our strategy includes having a direct sales force and professional consulting organization capable of providing customers with complete end-to-end storage networking solutions, thereby capturing more of the customers IT spending and increasing our overall consulting fee and product revenue.

      In fiscal 2004 we may divest our professional consulting capability for the implementation of enterprise resource application software. A divestiture would reduce our annual consulting revenue by approximately $8.0 million. It would not have a significant impact on our profitability.

Years Ended January 31, 2003 and 2002

Product revenue

      Sales of our proprietary products generated revenue of $94.6 million in fiscal 2002, an increase of $2.6 million or 3%, from $92.0 million in fiscal 2001. Sales of our new UltraNet® family of products were up significantly in fiscal 2002. These sales were partially offset by a decline in sales of our older channel extension products. In fiscal 2002, sales of older channel extension products continued to be a profitable part of our business and a key application for many of our customers. Sales of channel extension products continued to decline in fiscal 2003 and are no longer a significant part of our product revenue. Maintenance of channel extension products continues to be an important part of our service revenue stream.

      Sales of our third party storage solution products generated revenues of $50.8 million in fiscal 2002, an increase of 36%, from $37.2 million in fiscal 2001. Our acquisition of Articulent in April 2001 and BI-Tech in June 2002 significantly expanded our third party solution offerings, and accounted for most of the increase in third party product revenue when comparing fiscal 2002 to earlier years. Our acquisition of BI-Tech in June 2002 contributed $12.1 million of product revenue in fiscal 2002.

Service revenue

      Service revenue from our proprietary CNT products decreased 3% in fiscal 2002 to $43.3 million from $44.8 million in fiscal 2001. The decrease can be attributed to cancellation of maintenance related to our channel extension products and migration of customers to our UltraNet® products.

      Our consulting fee revenue increased 77% in fiscal 2002 to $22.8 million from $12.9 million in fiscal 2001. The growth in our consulting fee revenue is fiscal 2002 was due to increased customer acceptance of our service offerings. In addition, our sales team has become more experienced and proficient at selling solutions that include our service offerings. During fiscal 2002, BI-Tech contributed $3.0 million of consulting fee revenue.

General

      Revenue from the sale of products and services outside the United States increased by $63.7 million or 109% in fiscal 2003 when compared to fiscal 2002, and increased by 26% or $12.0 million in fiscal 2002 when compared to fiscal 2001. We derived 34%, 28% and 25% of our revenue outside the United States in fiscal 2003, 2002 and 2001, respectively. The increase in revenue generated outside the United States and the increase in revenue generated outside the United States as a percentage of our total revenue is primarily attributable to the acquisition of Inrange in May 2003 and BI-Tech in June 2002. The acquisition of Inrange expanded our presence outside the United States, particularly in Europe. During calendar year 2002, sales outside the United States accounted for 40% of Inrange’s total revenue. BI-Tech is based in the United Kingdom. We expect to continue to expand our presence outside the United States, thereby increasing both our sales outside the United States, and our overall percentage of revenue coming from international markets. We estimate that our total revenue was approximately $10 million higher in fiscal 2003 compared to fiscal 2002 based on the foreign exchange movement from the prior year. A significant portion of this increase relates to third party product and service sales sold in foreign currencies. The fluctuation in foreign currency rates did not have a significant impact on our overall profitability.

      IBM accounted for 22% of our revenue in fiscal 2003 and 10% of our revenue in fiscal 2002. IBM re-sells the FC/9000 product we acquired with our acquisition of Inrange in May 2003. This relationship accounted for the fiscal 2003 increase in IBM revenue as a percentage of our total revenue. No single customer accounted for more than 10% of our revenue in fiscal 2001. Price discounting had a small impact on revenue in fiscal 2003, 2002 and 2001.

Gross Profit Margin

Years Ended January 31, 2004 and January 31, 2003

Product margins

      Gross margins from the sale of our proprietary products were 50% in fiscal 2003, compared to 49% in fiscal 2002. Excluding the $1.6 million write-down of inventory resulting from the integration of product strategies related to the Inrange acquisition, $616,000 of integration expenses and amortization expense for developed technology related to the Inrange acquisition of $3.2 million, gross margins from the sale of proprietary products in fiscal year 2003 would have been 53%. The increase in gross margin percentage, excluding the inventory write-down, integration expenses and amortization of developed technology, was due to a change in product mix, as the acquisition of Inrange substantially increased our portfolio of proprietary products. We also obtained significant cost synergies by consolidating our manufacturing operations following the acquisition of Inrange, resulting in lower labor and overhead costs. A significant part of our product cost includes the addition of parts and components to printed circuit boards. Following the acquisition of Inrange, we were able to reduce our material costs by bringing this activity in-house. We previously outsourced this activity to various third party suppliers.

      Gross margins from the sale of third party storage solution products were 17% in fiscal 2003, compared to 20% in fiscal 2002. The decrease in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the high teens in future periods.

Service margins

      Gross service margins related to break-fix maintenance for our proprietary products were 48% for both fiscal 2003 and 2002. Excluding integration costs of $564,000 in fiscal 2003, the gross service margin for our proprietary products would have been 49%. We anticipate that gross service margins for our proprietary products will continue to be in the range of 50% for the foreseeable future.

      Gross margins for our consulting fees were 27% in fiscal 2003, both with and without a $131,000 earn-out payable to the service employees of BI-Tech. This compares to 32% in fiscal 2002, or 33%, excluding a $195,000 earn-out payable to the service employees of BI-Tech. Gross service margins in fiscal 2003, excluding the BI-Tech earn-out, were down compared to fiscal 2002. Improvements in employee utilization prior to the acquisition of Inrange were offset by lower utilization of employees in the newly acquired Inrange consulting business. We expect to improve gross margins for our consulting fees in the future through additional revenue improvements and higher utilization of our employee consultants. In addition, we will continue to focus our consulting practice in areas that are core to our storage networking business.

Years Ended January 31, 2003 and January 31, 2002

Product margins

      Gross margins related to our proprietary products were 49% in fiscal 2002, compared to 51% in fiscal 2001. Excluding the $2.0 million write-down of slow moving inventory and the $325,000 write-off of a product in the first quarter of fiscal 2001, gross margins from the sale of proprietary products in fiscal 2001 were 53%. The decline in gross margin percentage was due to the continued movement in sales mix toward our UltraNet® Director products, which carry a lower margin than our older channel extension products, and higher levels of sales discounts.

      Gross profit margins from the sale of third party products were 20% in fiscal 2002 compared to 17% in fiscal 2001. The increase in gross margin percentage was primarily due to a change in product mix, as certain third party products carry higher gross margins.

Service margins

      Gross service margins for our proprietary products declined slightly in fiscal 2002 to 48% from 49% in fiscal 2001. The slight decrease was due to the 3% decline in maintenance revenue, resulting from the cancellation of maintenance for our channel extension products, and migration of customers to our newer UltraNet® products. Cost of service associated with our proprietary products decreased slightly in fiscal 2002 to $22.7 million from $22.9 million in fiscal 2001.

      Gross service margins for our consulting fees were 32% in fiscal 2002, or 33%, excluding a $195,000 earn-out payable to the service employees of BI-Tech. The gross service margins for our consulting fees were a negative 12% in fiscal 2001. The improvement in gross service margin percentage in fiscal 2002 compared to fiscal 2001 was due to higher utilization of our employee consultants. Revenue from our consulting fees increased to $22.8 million in fiscal 2002 from $12.9 million in fiscal 2001, an increase of 77%. Costs associated with our consulting fees were $15.5 million or $15.3 million, excluding the BI-Tech earn-out, up from $14.4 million in fiscal 2001.

Operating Expenses

Years Ended January 31, 2004 and 2003

Sales and marketing

      Sales and marketing expense for fiscal 2003 totaled $88.4 million, or $84.4 million, excluding Inrange integration costs of $2.0 million, amortization of customer list and trademarks from the Inrange acquisition of $1.8 million, and $158,000 of expense for the BI-Tech employee earn-out. Sales and marketing expense was up 53% in fiscal 2003 from $57.8 million in fiscal 2002. Our product and consulting fee revenue increased by a corresponding $117.3 million, or 70%, during this same time period. Substantially all of the increase in expense was due to additional employee costs, commissions and marketing program costs related to the higher revenue, and our acquisition of Inrange in May 2003 and BI-Tech in June 2002. Also, sales and marketing expense as a percentage of total revenue improved to 24% in fiscal 2003 from 27% in fiscal 2002. The increased efficiency reflects the cost synergies achieved from the integration of Inrange into our existing sales and marketing organization.

Engineering and development

      Engineering and development expense increased 59% or $15.8 million in fiscal 2003 to $42.7 million from $26.9 million in fiscal 2002. Excluding integration expenses of $435,000 related to the Inrange acquisition, our engineering and development expenses would have been $42.3 million in fiscal 2003. The increase was primarily due to the engineering and development for the new products we acquired from the May 2003 acquisition of Inrange, primarily the Inrange Fibre channel and FICON director products. We are committed to the future development of our Fibre Channel and FICON director products, and our UltraNet® family of products. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, and new features for existing products. Engineering and development expense as a percentage of revenue was approximately 12% of revenue in fiscal 2003 compared to 13% in fiscal 2002.

General and administrative

      General and administrative expense increased $5.4 million or 50% in fiscal 2003 to $16.1 million from $10.7 million in fiscal 2002. Excluding integration expenses of $1.8 million related to the Inrange acquisition, our general and administrative expense for fiscal year 2003 would have been $14.3 million. The increase in expense was primarily due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002. Because of the acquisitions, we incurred higher costs for the additional staff required to handle the increased transactions associated with the larger combined company. The acquisitions also increased most of our other general administrative costs, including insurance, professional fees and other purchased services. As a percentage of revenue, general and administrative expenses were 4% in fiscal 2003 compared to 5% last year. The decrease in general and administrative expense as a percentage of revenue reflects cost synergies resulting from the Inrange acquisition.

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

General and administrative

      General and administrative expense increased $1.4 million or 15% in fiscal 2002 to $10.7 million from $9.3 million in fiscal 2001. The June 2002 acquisition of BI-Tech added $776,000 to general and administrative expense in fiscal 2002. The remaining increase in expense for fiscal 2002 was due to higher costs for employee wages, fringe benefits, insurance, professional fees and legal fees associated with canceled acquisition activity, partially offset by a $624,000 reduction in goodwill amortization expense. Amortization of goodwill ceased effective February 1, 2002 with our adoption of SFAS No. 142, “Goodwill and Other Intangibles Assets”.

Other

Years Ended January 31, 2004 and 2003

      Interest and other income for fiscal 2003 totaled $2.8 million, including a $747,000 net gain on the sale of marketable securities. Interest and other income for fiscal 2002 totaled $5.2 million, including a $1.0 million write-down of an equity investment. Excluding the net gain from the sale of marketable securities in fiscal 2003 and the equity investment write-down in fiscal 2002, interest and other income would have been $2.0 million for fiscal 2003, compared to $6.2 million for fiscal 2002. The $4.2 million decrease in interest and other income for fiscal 2003 were primarily due to a significant decrease in our cash and marketable securities, resulting from our acquisition of Inrange. Our overall cash and marketable securities available for investment at the end of fiscal 2003 totaled $77.5 million, down $132.0 million from the end of fiscal 2002. Investment yields were also down in fiscal 2003 compared to 2002. Foreign exchange gains were $599,000 in fiscal 2003, compared to $63,000 in fiscal 2002. The increase was due to currency fluctuations, primarily the UK pound and Euro, and larger operations in Europe from the acquisition of Inrange. Interest expense totaled $4.4 million in fiscal 2003, up slightly from $4.3 million in fiscal 2002. Most of our interest expense in fiscal 2003 and 2002 relates to interest payments and amortization of debt issuance costs from the sale of our convertible subordinated notes in February 2002. Our interest expense may decline somewhat in fiscal 2004 due to an interest rate swap we entered into in January 2004.

Years Ended January 31, 2003 and 2002

      Interest and other income for fiscal 2002 totaled $5.2 million, including a $1.0 write-down of an equity investment. Excluding the equity investment write-down, interest and other income totaled $6.2 million for fiscal 2002, a $400,000 increase from $5.8 million for fiscal 2001. Higher balances of cash and marketable securities available for investment in fiscal 2002 were partially offset by lower investment yields. We also had foreign exchange gains of $63,000 for fiscal 2002, compared to a foreign exchange loss of $106,000 for fiscal 2001. Interest expense increased $4.0 million in fiscal 2002 to $4.3 million from $285,000 for fiscal 2001. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121 million.

Income Taxes

      We recorded a provision for income taxes of $625,000 in fiscal 2003, primarily for income generated in various foreign jurisdictions. We did not record any expense or benefit for United States federal income taxes in fiscal 2003. Given our losses in fiscal 2002 and 2001, and our cautious outlook for information technology spending at the end of fiscal 2002, we concluded that it was necessary to provide a valuation allowance for our United States deferred tax assets, resulting in a non-cash charge of $23.6 million in our fourth quarter ending January 31, 2003. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15-20 years.

      We recorded a provision for income taxes at an effective tax rate of 31% in fiscal 2001. We recorded an $830,000 valuation allowance in fiscal 2001 for certain state and foreign tax credits and loss carry-forwards. Utilization of these benefits in future periods was determined to be unlikely.

Liquidity and Capital Resources

      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.

      Cash, cash equivalents and marketable securities at January 31, 2004 totaled $77.5 million, a decrease of $132.0 million since January 31, 2003. In May of 2003, we used net cash of $152.8 million for the acquisition of Inrange. Proceeds from the exercise of stock options, and purchases of stock through our employee stock purchase plan provided cash in fiscal 2003 of $3.3 million. Uses of cash in fiscal 2003 included a $3.9 million payment to the former shareholders of BI-Tech, $1.3 million for repayment of capital lease obligations, and purchases of property and equipment and field support spares totaling $10.3 million. In fiscal 2003 we generated cash from operations of $33.3 million. Significant changes in operating assets and liabilities included the following:

•	Improvements to our sales forecasting process helped us to better manage and reduce inventories in fiscal 2003. We also obtained significant cost synergies by consolidating our manufacturing operations following the acquisition of Inrange, resulting in lower labor and overhead costs. A significant part of our product cost includes the addition of parts and components to printed circuit boards. We were able to improve our supply chain management and reduce our material costs by bringing this activity in-house. All of these actions combined to reduce inventories by $6.2 million in fiscal 2003.

•	Our outstanding accounts payable increased by $20 million in fiscal 2003. The majority of the increase was due to our larger size resulting from the acquisition of Inrange and management of our supply chain.

•	Accounts receivable increased by $9.3 million in fiscal 2003 due to higher levels of sales for the combined entity in the second half of fiscal 2003, compared to our pro forma combined sales in the first half of fiscal 2003. Our DSO for the fourth quarter of fiscal 2003 was 82 days, compared to 84 days for the fourth quarter of fiscal 2002.

•	Deferred revenue increased by $6.8 million in fiscal 2003, resulting primarily from higher receipts of cash in advance from customers prior to revenue recognition.

•	Payments for accrued liabilities, primarily severance, facility accruals and professional fees related to the Inrange acquisition used $13.6 million of cash in fiscal 2003.

      Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement. We presently expect our aggregate capital requirements for fiscal 2004, including field support spares, to be in the range of $20 million. We believe that our available balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least through fiscal 2004. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels from Inrange products and services and payments of integration and restructuring charges in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

      In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. As of January 31, 2004, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. No common stock or debt was repurchased in fiscal 2003. We presently do not expect to repurchase any debt or stock in fiscal 2004.

      In fiscal 2003, our board of directors and shareholders adopted an amendment to our 1992 Employee Stock Purchase Plan increasing the number of shares authorized for issuance from 1,500,000 to 2,800,000. In fiscal 2003, our board of directors adopted amendments to our 1999 Non-Qualified Stock Award Plan increasing the number of shares authorized for issuance from 4,980,000 to 6,480,000. As part of our acquisition of Inrange in May 2003, we assumed the 2000 Inrange stock compensation plan which provides for the issuance of up to 3,782,993 shares of our common stock. The options granted under the 2000 Inrange stock compensation plan were valued at $10.3 million using the Black-Scholes option-pricing model. The amount was deemed to be part of the Inrange purchase price and was recorded as additional paid-in capital.

      We believe that inflation has not had a material impact on our operations or liquidity to date.

      Our future contractual cash obligations at January 31, 2004, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to	After
Cash Obligation	Total	One Year	Three Years	Five Years	Five Years

Capital leases	$6.8	$2.0	$4.8	—	—
Operating leases	$48.9	$10.8	$22.9	$13.4	$1.8
Purchase orders	$32.0	$32.0	—	—	—
BI-Tech Earn-out	$3.9	$3.9	—	—	—
Convertible subordinated debt, plus interest	$138.1	$3.8	$134.3	—	—

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

      On February 20, 2002, we sold $125 million in aggregate principal amount of 3% convertible subordinated notes due February 2007. Holders of the notes may, in whole or part, convert the notes into shares of our common stock at a conversion price of approximately $19.17 per share (aggregate of approximately 6.5 million shares) at any time prior to maturity on February 15, 2007. We may redeem the notes in whole or part at any time if the closing price of our common stock has exceeded 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required to pay interest on February 15 and August 15 of each year while the notes are outstanding. Debt issuance costs of $3.2 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption of the notes. Cash obligations related to this debt include annual interest payments of $3.8 million for the next five fiscal years starting 2002 and a principal payment of $125 million due February 2007. Payment of the notes will also accelerate upon certain events of default. In addition, upon certain events constituting a change in control of the company, we must make an offer to purchase the notes at 100% of the principal amount plus accrued interest.

      In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap is 1.15%, creating a combined effective rate of approximately 1.845%, which is effective until April 30, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $1.7 million at January 31, 2004. We could incur charges to terminate the swap in the future if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

      On January 31, 2004, the reported trading price of our convertible subordinated notes due 2007 was $95 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $118.8 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On January 31, 2004, the last reported sale price of our common stock on the Nasdaq Market was $10.35 per share.

Related Party Transactions

      Our CEO, Thomas G. Hudson has a son-in-law who is employed by us as a regional sales manager. In fiscal 2003, he was paid $205,305 in compensation, commissions and bonuses. Erwin A. Kelen is a member of our board of directors. Mr. Kelen’s son was employed by us as an area business development manager. In fiscal 2003, he was paid $95,758 in compensation, commissions and bonuses. Mr. Kelen’s son’s employment with us ended in January 2004.

New Accounting Pronouncements

      On December 24, 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities”. FIN No. 46R replaces Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN 46, which was issued on January 17, 2003. FIN No. 46R provides guidance on identification of entities for which control is achieved through means other than through voting rights called “variable interest entities or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46R did not have material effect on our financial statements.

      In December 2002, the EITF reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue was effective for revenue arrangements entered into by us after July 31, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS No. 149 in June of 2003 did not have an effect on our consolidated financial statements.

      On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The adoption of SFAS No. 150 effective August 1, 2003 did not have an effect on our consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

Notes Regarding Non-GAAP Financial Measures

      This Form 10-K includes non-GAAP information regarding results from operations, which includes adjustments to amounts calculated under general accepted accounting principles (“GAAP”). These non-GAAP financial measures include the exclusion of certain Inrange integration charges from GAAP measures, and the exclusion of special charges, fixed amortization for developed technology and certain amounts related to the BI-Tech earn-out from GAAP measures. The non-GAAP information is not in accordance with, or an alternative for GAAP and may be different from non-GAAP information used by other companies. Non-GAAP information is provided as a complement to results provided in accordance with GAAP. The non-GAAP information is provided to give investors a more complete understanding of the underlying operational results and trends in our performance. Management believes that the non-GAAP information is used by some investors and equity analysts to make informed decisions because the information may be more useful when analyzing historical results or predicting future results from operations. In addition, management uses the non-GAAP information as a basis for planning and forecasting future periods.

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

      At January 31, 2004, our marketable securities include $936,000 of various mutual funds. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

      We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of January 31, 2004, we had no open forward exchange contracts.

      In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap is 1.15%, creating a combined effective rate of approximately 1.845%, which is effective until April 30, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $1.7 million at January 31, 2004. We could incur charges to terminate the swap in the future if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes. A 25 basis point increase in the LIBOR rate would increase our annual interest expense by $187,500.

Cautionary Statements

Risks Related to Our Business

We Expect Our Quarterly Revenues and Operating Results to Fluctuate for a Number of Reasons, Which Could Cause Our Stock Price to Fluctuate

      Our quarterly revenues and operating results from continuing operations have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly financial performance include the following:

•	fluctuations in demand for our products and services;

•	potentially negative earnings impact related to our acquisition of Inrange and other future acquisitions;

•	the timing of customer orders, which are often grouped toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•	sales mix among our storage networking products and services;

•	our traditionally long sales cycle, which can range from 90 days to 12 months or more;

•	our ability to develop, introduce, ship and support new products and product enhancements, including our next generation Fibre Channel switching products;

•	the fact that our products and services are usually only part of an overall solution that our customers may have problems implementing or obtaining the required components or services from other vendors;

•	the rate of adoption of storage networks as an alternative to existing data storage and management systems;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products;

•	our ability to obtain sufficient supplies of components, including limited sourced components, and products we supply at reasonable prices, or at all;

•	communication costs and the availability of communication lines;

•	increases in the prices of the components and supplied products we purchase;

•	under utilization of consultants;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	increased expenses, particularly in connection with our strategy to continue to expand our relationships with the parties with whom we have entered into strategic relationships; and

•	general economic and political conditions and related customer budget constraints.

      Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely, in some future period, that our operating results may be below expectations of public market analysts or investors. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue.

We Recently Incurred Losses and May Not Be Able to Maintain Profitability

      For the years ended January 31, 2004, 2003 and 2002, we incurred losses of $24.1 million, $38.4 million and $3.7 million, respectively. We are dependent on our storage networking products and services for our future revenue. We expect to incur significant product development, sales and marketing and administrative expenses in connection with the introduction of new products and our acquisition of Inrange, and, as a result, we will need to generate significant revenue increases to achieve and maintain profitability. We may not be able to sustain or increase profitability.

Our Future Revenues and Operating Results Are Difficult to Predict

      Markets for our storage networking products and services are constantly changing. In addition, we expect that our future revenue will be derived from our storage networking products and services. Recent economic and world events, combined with the evolving nature of the markets in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Moreover, we plan our operating expenses based in part on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. One customer accounted for 22% of our revenue in fiscal 2003. Loss of this customer could negatively impact our future results.

We Have Limited Product Offerings and Depend on the Widespread Market Acceptance of Our Existing and New Products

      We derive a substantial portion of our revenue from a limited number of existing products. We expect that revenue from our storage networking products will account for a substantial and growing portion of our total revenue for the foreseeable future. As a result, for the foreseeable future, we will continue to be subject to the risk of a dramatic decrease in revenue if there is a decrease in demand for our storage networking products. Therefore, widespread market acceptance of these products is critical to our future success. Recent economic and world events, combined with the evolving nature of the markets in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Accordingly, the demand for, and market acceptance of, these products are uncertain.

      Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

•	growth of storage networking product markets;

•	performance, quality, price and total cost of ownership of our existing products;

•	continued development of technologies that allow our storage networking products to function over WANs and over IP-based networks;

•	continued development of our Fibre Channel and FICON switching technologies, particularly our next generation director class Fiber Channel and FICON switching products;

•	continued acceptance in the marketplace of our acquisition of Inrange;

•	availability, price, quality and performance of competing products and technologies; and

•	successful development of our relationships with new and existing customers and parties with whom we have entered into strategic relationships.

Our Historical Financial Information Is Not Reflective of Our Acquisition of Articulent, Bi-Tech and Inrange

      We acquired Articulent in April 2001, BI-Tech in June 2002, and Inrange in May 2003. Articulent’s, BI-Tech’s and Inrange’s results are not included in our financial statements prior to those dates. As a result, the historical financial statements may not be useful in predicting our future financial results.

Our Success Depends on the Demand for Our Storage Networking Solutions

      We depend on the demand for and success of our storage networking products and services. Potential customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like storage networks or outside consulting or managed services. Our success in generating revenue in these areas will depend on, among other things, our ability to:

•	educate potential customers, parties with whom we have entered into strategic relationships and end users about the benefits of our products and related technologies and our expertise;

•	maintain and enhance our strategic relationships; and

•	predict and base our products and services on standards that ultimately become industry standards.

      In addition, the continued growth of the market for storage networking products and services may depend in part on the continued decrease in the price of related services and components, such as telecommunication lines. Any increase in the price of these related services and components would likely cause this market to grow at a reduced rate. Further, storage networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

If Our Relationships with Parties with Whom We have Entered into Strategic Relationships Are Unsuccessful or Terminated, Our Product Revenues Could Decline

      We market our products in connection with a few significant storage vendors. As a result, our success depends substantially on our ability to manage and expand our relationships with these vendors, the overall market acceptance of these vendors’ products, and our ability to initiate new strategic relationships. In addition, we rely to a significant extent on the continued recommendation of our products by the parties with whom we have entered into strategic relationships. To the extent that these parties do not recommend our products, or to the extent that they recommend products offered by our competitors, or develop their own products similar to ours, our business will be harmed.

      We may not be able to successfully manage or expand the relationships with the parties with whom we have entered into strategic relationships, and they may not market our products successfully. Moreover, our relationships with such parties are not in writing, have no minimum purchase commitments and can be terminated or changed at any time. Our failure to manage and expand our relationships with these parties, our failure to develop relationships or the failure of these parties to market our products could substantially reduce our revenues and seriously harm our business.

      Moreover, we rely on a limited number of suppliers to provide certain of the products we supply to our customers. If any of our agreements with these parties are terminated, our ability to provide end-to-end storage solutions may be adversely affected.

Our Industries Are Subject to Rapid Technological Change, and We Must Keep Pace to Successfully Compete

      The markets in which we sell our products and services are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and services and to introduce new products and services on a timely basis to meet changes in customer preferences and evolving industry standards. In addition, our services must also be continually enhanced in order to comply with new technological developments. We cannot be certain that we will be successful in developing, manufacturing and marketing new solutions that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products, enhancements and services.

      Additionally, changes in technology and consumer preferences could potentially render our current products and services noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or services or enhance existing products and services in a timely manner in response to technological and market changes, our business, results of operations and financial condition would be harmed.

We Are Substantially Dependent on the Financial Services, and Information Outsourcing Industries

      Historically, a significant portion of our product revenue has been derived from businesses in the financial services and information outsourcing industries. The erosion of our relationships with our customers in these industries, or the erosion of demand for products in these industries generally, would harm our financial condition and operating results.

We Depend on a Limited Number of Suppliers for Certain Components

      We depend upon a limited number of suppliers for several components used in the manufacture of our products. In the future, we may experience shortages of, or difficulties in acquiring, these components. If we are unable to buy these components, then we will not be able to manufacture our products on a timely basis. Any failure on the part of our suppliers to keep pace with technological developments may harm our ability to offer competitive solutions. In addition, our results of operations could also be harmed if suppliers terminate their agreements with us.

      We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, then we may have excess inventory, which would increase our costs. If we underestimate our component requirements, then we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would negatively impact our business and operating results.

The Competition in Our Markets May Lead to Reduced Sales of Our Solutions, Reduced Profits or Reduced Market Share

      The markets for our solutions are competitive and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our solutions to achieve or maintain market acceptance. Our products and services face competition from multiple sources, including the ability of some of our customers to design alternative solutions to the problems targeted by our solutions. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

We May Engage in Future Acquisitions That May Dilute Our Shareholders and Cause Us to Incur Debt or Assume Contingent Liabilities

      As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products and services, expand the breadth of markets, enhance our technical capabilities, or otherwise offer growth opportunities. In completing the acquisition of Inrange we used $190 million of cash and additional amounts to integrate and achieve synergies from the acquisition of Inrange. Because of our acquisition of Articulent, BI-Tech and Inrange, or in the event of any future purchases, we could:

•	spend significant amounts of cash;

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	impair our liquidity;

•	be subject to goodwill impairment charges; or

•	incur debt or assume liabilities.

      These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers, customers or parties with whom we have entered into strategic relationships;

•	risks associated with acquisitions in foreign countries;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of employees of acquired or merged organizations; and

•	the growth rates of any acquired company may be less than those projected by analysts or anticipated by markets, which could have a depressive effect on our stock price.

      We made numerous estimates in our integration of Inrange, and there are no assurances that actual results will not differ from the estimates and therefore cause us to spend more than expected.

      We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel related from past acquisitions or organizations that we might acquire or merge with in the future.

Future Terrorist Attacks Could Substantially Harm Our Business

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. The U.S. government and media agencies were also subject to subsequent acts of terrorism through the distribution of anthrax through the mail. Such attacks and the U.S. government’s ongoing response may lead to further acts of terrorism, bio-terrorism and financial and economic instability. The precise effects of these attacks, future attacks or the U.S. government’s response to the same are difficult to determine, but they could have an adverse effect on our business, profitability and financial condition. Continued conflict within Iraq, or conflict with North Korea or other nations could increase these risks.

Undetected Software or Hardware Errors Could Increase Our Costs and Delay Product Introduction

      Networking products frequently contain undetected software or hardware errors when first introduced, or as new versions are released. Our products and the products acquired in the acquisition of Inrange are complex and errors may be found from time to time in such products, including new or enhanced products. In addition, our products and Inrange’s products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by our or another vendor’s products, could delay or prevent the development of the markets in which we compete.

The Loss of Key Executive or Experienced Personnel or the Inability to Hire and Retain Additional Personnel with Storage Networking Expertise Could Negatively Impact Sales and Delay Product Introduction

      We are dependent on Thomas G. Hudson, our Chairman, President and Chief Executive Officer. In addition, we rely upon the continued contributions of our key management, engineering and sales and marketing personnel, many of whom would be difficult to replace quickly. We also believe that our success depends to a significant extent on the ability of our management to operate effectively, both individually and as a group. The loss of any one of our key employees could adversely affect our sales or delay the development or marketing of existing or future products and services.

      We believe our future success will depend also in part upon our ability to attract and retain highly skilled and qualified managerial, engineering, sales and marketing, and finance and operations personnel. Competition for these personnel is intense. In the past, we have experienced difficulty in hiring qualified personnel with storage networking expertise, and there can be no assurance that we will be successful in attracting and retaining these individuals in the future. The inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products and services. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive such claims in the future as we seek to hire qualified personnel or that such claims will not result in costly litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

We Must Continue to Improve Our Operational Systems and Controls to Manage Future Growth

      We plan to continue to expand our operations to pursue existing and potential market opportunities. We expect that this growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls and train our employee base. Accordingly, we cannot assure you that:

•	our key employees will be able to work together effectively as a team to successfully manage our growth;

•	we will be able to hire, train and manage our employee base;

•	our systems, procedures or controls will be adequate to support the future growth of the company; and

•	our management will be able to achieve the rapid execution necessary to fully exploit the potential synergies to be achieved by our acquisition of Inrange or the market opportunity for our products and services.

      Our inability to manage growth effectively could harm our business.

We Plan to Increase Our International Sales Activities, Which Will Subject Us to Additional Business Risks

      Historically, international markets have accounted for a significant portion of our revenues. We plan to expand our international sales activities, and therefore our success will become increasingly dependent on our performance in international markets. Our international sales growth in these and other countries will be limited if we are unable to establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. Our international operations, are subject to a number of risks, including:

•	supporting multiple languages;

•	recruiting sales, technical and consulting support personnel with the skills to support our solutions;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable, converting foreign currency to dollars and remitting funds to the United States;

•	difficulties in enforcing our legal rights;

•	reduced or limited protections of intellectual property rights; and

•	political and economic instability.

      None of our products include screen displays or user documentation in any language other than the English language. Our future prospects in international markets may require us to develop multiple language versions of our products and support documentation. The lack of such documentation could cause prospective customers to select other products. In addition, the development of such products and documentation could be costly and time consuming.

      Because a significant portion of our international revenues are denominated in foreign currencies, primarily the euro and British pounds sterling, an increase in the value of the U.S. dollar relative to these currencies could make our products more expensive and thus less competitive in foreign markets.

We Have Applied for and Received a Limited Number of Patents and We May Be Unable to Protect Our Intellectual Property, Which Would Negatively Affect Our Ability to Compete

      Historically, we have not pursued patents on all our intellectual property. Traditionally, we have relied, and currently continue to rely, on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with substantially all our employees, consultants and parties with whom we enter into strategic relationships, and control access to and distribution of our software, documentation and other proprietary information. In addition, while we may pursue patent protection for our intellectual property in the future, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States or where legal authorities in foreign countries do not vigorously enforce existing laws.

      We have from time to time received, and may in the future receive, communications from parties asserting patent rights against us that relate to certain of our products. Although we believe that we possess all required proprietary rights to the technology involved in our products and that our products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties, we cannot assure you that others will not claim a proprietary interest in all or part of our technology or assert claims of infringement. All such claims, regardless of their merits, could expose us to costly litigation and could substantially harm our operating results.

Others May Bring Infringement Claims Against Us, Which Could Be Time-Consuming and Expensive to Defend

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In connection with our acquisition of Inrange, we are a defendant in a patent infringement suit. The case is in its preliminary stages and management is evaluating the litigation. We have also in the past received correspondence from third parties alleging infringement and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation, including the pending claim, also could force us to do one or more of the following:

•	stop selling, incorporating or using our products or services that use the challenged intellectual property;

•	obtain a license from the owner of the infringed intellectual property allowing us to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign those products or services that use such technology.

      In addition to the related costs of the foregoing actions, if we are forced to take any of these actions, we may be unable to manufacture and sell the related products, which would reduce our revenues.

Significant Litigation Could Adversely Affect Our Results of Operations and Financial Position

      We are currently a defendant in significant litigation, for which we believe we have substantial defenses or, in some cases, insurance coverage. However, adverse judgments in existing litigation which are not covered by insurance would have a significant impact on our results of operation and financial position. In addition, we could be subject to additional litigation in the future, including as a result of our expanded scope of operations. Such litigation could result from claims of infringement of intellectual property rights, non-compliance with contract terms, anti-trust claims, securities offering or disclosure issues, shareholder lawsuits, acquisitions or other matters, any of which if determined adversely could have a significant effect on our financial position or results of operations. We could also be subject to investigation by governmental agencies or self-regulatory organizations, which could result in significant penalties, fines and other sanctions, any of which could materially harm our business.

Our Products Must Comply with Evolving Industry Standards and Government Regulations

      The market for our products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. For example, all components of a storage network must utilize a limited number of defined standards in order to work with existing computer systems. Our products also must generally be approved for use by the storage vendors with whom we have strategic marketing relationships. Any failure to obtain such approval would have a material adverse impact on our business. Our products comprise only a part of the entire storage network and we depend on the companies that provide other components of the storage network, many of whom are significantly larger than we are, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products. In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will also be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

Providing Telecommunications Services to Our Customers Will Subject Us to New Risks

      We intend to increase the amount of telecommunications and bandwidth we sell to our customers with our other products and services. Increasing our participation in this industry will subject us to new risks. First, telecommunications networks and circuits can fail which would make it difficult for us to attract and retain clients. In addition, we may experience difficulty in obtaining or developing circuits to provide to our clients. The telecommunications industry is heavily regulated by state and federal governments, and changes in these regulations could make it difficult for us to compete. In addition, the regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business. In addition, under applicable regulations, we will likely be required to obtain the approval of the Federal Communications Commission and certain state regulators before engaging in a transaction that would result in a change in control.

Risks Related to Our Common Stock

Our Stock Price Has Been and Is Likely to Continue to Be Volatile, Which May Result in Losses for Investors

      The market price of our common stock has been, and likely will continue to be, subject to significant fluctuations in response to many factors, some of which are beyond our control, including:

•	general stock market conditions;

•	conditions in our industry;

•	changes in our revenues and earnings;

•	general economic and political conditions, including further terrorist attacks and responses thereto;

•	changes in analyst recommendations and projections; and

•	our ability to achieve results projected by analysts.

      In addition to the foregoing, we may fail to meet expectations of our shareholders or of analysts at some time in the future, and our stock price could decline.

We Do Not Intend to Pay Dividends

      We have never paid cash dividends to shareholders and do not anticipate paying cash dividends in the foreseeable future.

Future Sales of Our Common Stock May Depress Our Stock Price

      Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. From time to time our directors and executive officers may implement Rule 10b5-1 trading plans pursuant to which sales of shares of our common stock are being made for the accounts of such individuals at varying price targets. Sales pursuant to such plans and other sales by our directors and officers may also have a depressive affect on the market price for our stock.

      During the quarter ended October 31, 2003, Messrs. Edward Walsh and William Collette, both officers of the Company, and John Rollwagen, a director, entered into effective 10(b)5-1 trading plans, which allow for the sale of stock. The terms of these plans are disclosed in Item 5 to our Form 10-Q for our fiscal 2003 third quarter as filed on December 15, 2003. Mr. Erwin Kelen, a Director, also has adopted a 10(b)5-1 plan as disclosed in the Proxy Statement filed on May 8, 2003 and Form 8-K filed on February 11, 2002. During the quarter ended January 31, 2004, Messrs. James Fanella and Robert Beyer both officers of the Company, entered into effective 10(b)5-1 trading plans which allows for the sale of stock as follows:

	Shares	Sale Price

James Fanella	62,500	$13.00
Robert Beyer	18,750	$16.00 - $20.00

Anti-Takeover Effects of Certain By-Law Provisions, Minnesota Law, the Indenture and Our Shareholder Rights Plan Could Discourage, Delay or Prevent a Change in Control

      Our articles of incorporation, bylaws and shareholder rights plan along with the indenture and Minnesota law could discourage, delay or prevent persons from acquiring or attempting to acquire us.

      Our articles of incorporation authorize our board of directors, without action by our shareholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our articles of incorporation grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the shareholders to change or repeal the bylaws. In addition, our bylaws limit who may call meetings of our shareholders.

      In addition, we have a shareholder rights plan. Under the plan each holder of shares of our common stock has the right upon the occurrence of certain events to purchase from us 1/1000th of a share of the Series A Junior Participating Preferred Stock at a price of $100.00 per unit, subject to adjustment.

      As a public corporation, we are prohibited by the Minnesota Business Corporation Act, except under certain specified circumstances, from engaging in any merger, significant sale of stock or assets or business combination with any shareholder or group of shareholders who own at least 10% of our common stock.

Item 8.	Consolidated Financial Statements and Supplementary Data

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$75,267	$98,341
Marketable securities	2,219	111,143
Receivables, net	99,815	56,040
Inventories	29,976	24,091
Other current assets	4,400	2,118

Total current assets	211,677	291,733

Property and equipment, net	40,313	22,566
Field support spares, net	11,951	6,009
Deferred tax asset	872	—
Goodwill	105,203	14,113
Other intangibles, net	33,225	1,669
Other assets	9,140	3,079

	$412,381	$339,169

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$47,696	$16,889
Accrued liabilities	43,733	25,060
Deferred revenue	47,058	19,340
Current installments of obligations under capital lease	1,619	708

Total current liabilities	140,106	61,997

Convertible subordinated debt	125,000	125,000
Deferred tax liability	—	541
Obligations under capital lease, less current installments	4,468	—

Total liabilities	269,574	187,538

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A junior participating preferred stock, authorized 40 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 27,501 at January 31, 2004, and 26,921 at January 31, 2003	275	269
Additional paid-in capital	187,652	173,955
Unearned compensation	(319)	(675)
Accumulated deficit	(46,999)	(22,946)
Accumulated other comprehensive income	2,198	1,028

Total shareholders’ equity	142,807	151,631

	$412,381	$339,169

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,

	2004	2003	2002

Revenue:
Product sales	$239,839	$145,355	$129,276
Service fees	121,038	66,160	57,747

Total revenue	360,877	211,515	187,023

Cost of revenue:
Cost of product sales	143,992	89,110	76,254
Cost of service fees	72,262	38,210	37,328

Total cost of revenue	216,254	127,320	113,582

Gross profit	144,623	84,195	73,441

Operating expenses:
Sales and marketing	88,396	57,849	52,156
Engineering and development	42,719	26,872	23,452
General and administrative	16,073	10,694	9,311
In-process research and development	19,706	—	—
Goodwill impairment	204	—	—
Restructuring charge	—	1,666	996

Total operating expenses	167,098	97,081	85,915

Loss from operations	(22,475)	(12,886)	(12,474)

Other income (expense):
Write-down of investment	—	(1,000)	—
Loss on sale and write-down of webMethods stock	—	—	(10,283)
Net gain on sale of marketable securities	747	—	—
Interest income	1,609	6,183	6,166
Interest expense	(4,435)	(4,326)	(285)
Other, net	411	12	(344)

Other income (expense), net	(1,668)	869	(4,746)

Loss from continuing operations before income taxes	(24,143)	(12,017)	(17,220)
Provision (benefit) for income taxes	625	16,527	(5,292)

Loss from continuing operations	(24,768)	(28,544)	(11,928)

Discontinued operations:
Gain on disposition of discontinued operations, net of tax	—	—	8,222
Income from discontinued operations, net of tax	715	207	—

	715	207	8,222

Net loss before cumulative effect of change in accounting principle	(24,053)	(28,337)	(3,706)
Cumulative effect of change in accounting principle	—	(10,068)	—

Net loss	$(24,053)	$(38,405)	$(3,706)

Basic and diluted income (loss) per share:
Continuing operations	$(.91)	$(1.02)	$(.40)

Discontinued operations	$.03	$.01	$.28

Cumulative effect of change in accounting principle	$—	$(.36)	$—

Net loss	$(.89)	$(1.37)	$(.12)

Shares	27,116	28,111	29,892

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other
			Paid-in	Unearned	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Total

Balance, January 31, 2001	29,656	$297	$195,910	$(1,304)	$19,165	$(966)	$213,102

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	817	8	6,894	(496)	—	—	6,406
Tax benefits from employee stock transactions	—	—	978	—	—	—	978
Repurchase of common stock	(90)	(1)	(786)	—	—	—	(787)
Compensation expense	—	—	—	568	—	—	568
Comprehensive loss:
Net loss	—	—	—	—	(3,706)	—	(3,706)
Unrealized gain on marketable securities, net of tax effect of $299	—	—	—	—	—	510	510
Translation adjustment, net of tax effect of $0	—	—	—	—	—	(428)	(428)

Total comprehensive loss	—	—	—	—	—	—	(3,624)

Balance, January 31, 2002	30,383	$304	$202,996	$(1,232)	$15,459	$(884)	$216,643

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	583	5	3,124	(165)	—	—	2,964
Repurchase of common stock	(4,045)	(40)	(32,165)	—	—	—	(32,205)
Compensation expense	—	—	—	722	—	—	722
Comprehensive loss:
Net loss	—	—	—	—	(38,405)	—	(38,405)
Unrealized gain on marketable securities, net of tax effect of $266	—	—	—	—	—	393	393
Translation adjustment, net of tax effect of $0	—	—	—	—	—	1,519	1,519

Total comprehensive loss	—	—	—	—	—	—	(36,493)

Balance, January 31, 2003	26,921	$269	$173,955	$(675)	$(22,946)	$1,028	$151,631

Shares issued pursuant to the employee stock purchase plan, restricted stock plan and exercise of stock options	580	6	3,411	(147)	—	—	3,270
Conversion of Inrange options	—	—	10,286	—	—	—	10,286
Compensation expense	—	—	—	503	—	—	503
Comprehensive loss:
Net loss	—	—	—	—	(24,053)	—	(24,053)
Unrealized loss on marketable securities, net of tax effect of $277	—	—	—	—	—	(444)	(444)
Realized gain on marketable securities, net of tax effect of $288	—	—	—	—	—	(459)	(459)
Translation adjustment, net of tax effect of $0	—	—	—	—	—	2,073	2,073

Total comprehensive loss	—	—	—	—	—	—	(22,883)

Balance, January 31, 2004	27,501	$275	$187,652	$(319)	$(46,999)	$2,198	$142,807

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,

	2004	2003	2002

Operating Activities:
Net loss	$(24,053)	$(38,405)	$(3,706)
Cumulative effect of change in accounting principle	—	10,068	—
Discontinued operations	(715)	(207)	(8,222)
Depreciation and amortization	25,132	15,868	15,127
Compensation expense	503	722	568
In-process research and development charge	19,706	—	—
Goodwill impairment	204	—	—
Net gain on sale of marketable securities	(747)	—	—
Loss on sale and write-down of webMethods stock	—	—	10,283
Write-down of investment	—	1,000	—
Change in deferred taxes	(773)	16,077	(1,268)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,342)	1,714	(40)
Inventories	6,151	7,370	(4,517)
Other current assets	3,322	2,020	(1,575)
Accounts payable	20,019	(2,110)	(21,879)
Accrued liabilities	(13,557)	(2,670)	(7,606)
Deferred revenue	6,774	5,875	(2,091)

Net cash provided by (used in) continuing operations	32,624	17,322	(24,926)
Net cash provided by (used in) discontinued operations	715	207	(8,830)

Cash provided by (used in) operating activities	33,339	17,529	(33,756)

Investing Activities:
Additions to property and equipment	(7,599)	(6,878)	(8,198)
Additions to field support spares	(2,719)	(5,486)	(2,770)
Acquisition of Articulent, net of cash acquired	—	—	(11,145)
Acquisition of BI-Tech, net of cash acquired	(3,868)	(7,723)	—
Acquisition of Inrange, net of cash acquired	(152,785)	—	—
Net proceeds from sale of discontinued operations	—	—	11,800
Proceeds from the sale of webMethods stock	—	—	6,281
Purchase of marketable securities	(106,584)	(163,860)	(87,786)
Proceeds from redemption of marketable securities	214,787	136,988	115,717
Other assets	(1,714)	695	876

Cash provided by (used in) investing activities	(60,482)	(46,264)	24,775

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	—	121,559	—
Payments for repurchases of common stock	—	(32,205)	(787)
Proceeds from issuance of common stock	3,270	2,964	6,406
Repayments of obligations under capital leases	(1,333)	(1,523)	(1,421)

Cash provided by financing activities	1,937	90,795	4,198

Effects of exchange rate changes	2,132	1,879	(259)

Net increase (decrease) in cash and cash equivalents	(23,074)	63,939	(5,042)
Cash and cash equivalents — beginning of year	98,341	34,402	39,444

Cash and cash equivalents — end of year	$75,267	$98,341	$34,402

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004, 2003 and 2002
(tabular amounts in thousands except per share data)

(1)	Summary of Significant Accounting Policies

Description of Business

      Computer Network Technology Corporation is a leading provider of end-to-end storage solutions, related consulting and integration services, and managed services in the high-performance storage networking market.

Discontinued Operations

      In 2001, the Company divested Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division. Accordingly, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

Fiscal Year End

      References in these footnotes to fiscal 2003, 2002 and 2001 represent the twelve months ended January 31, 2004, 2003 and 2002, respectively.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Computer Network Technology Corporation and its subsidiaries (together, the Company). All significant intercompany balances and transactions are eliminated in consolidation.

Revenue Recognition

      Most of the Company’s sales arrangements include multiple deliverables, and are subject to the provisions of EITF 00-21. All of the elements included in the Company’s sales arrangements, including proprietary products, third party products, professional services, standard maintenance and network monitoring services qualify as separate deliverables because each element is sufficiently separable, and the Company has sufficient evidence of the relative fair value of each deliverable. Each of the elements in the Company’s sales arrangements has stand-alone value. With respect to product sales, fair value is based on the prices charged to other customers for similar products, or standard market prices in the case of third party products. The fair value for professional consulting services is based on the hours required to perform the services at actual hourly billing rates. These rates are based on rates charged for similar consulting services in stand-alone contracts. Valuation for standard maintenance and network monitoring services is based on the separately priced contract value for these services. In transactions that include multiple products and/or services, the sales value is allocated among each of the deliverables based on their relative fair values.

      Once the Company’s sales arrangement have been divided into separate units of accounting, the relative fair value of each element has been determined, and any revenue contingencies have been fulfilled, the Company recognizes revenue for each element as follows:

      Revenue is recognized upon shipment for product sales with standard configurations and product sales with other than standard configurations, which have demonstrated performance in accordance with customer specifications prior to shipment provided that (a) evidence of an arrangement exists, (b) delivery has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. All other product sales are recognized as revenue when customer acceptance is received or upon passage of the customer acceptance period.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation of Accounts Receivable

      Accounts receivable are reviewed to determine which are doubtful of collection. Estimates are also made of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, the Company considers specific accounts, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. The provision for doubtful accounts and product returns was $1,700,000, $1,388,000 and $898,000 in fiscal 2003, 2002 and 2001, respectively.

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

      In the fourth quarter of fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a valuation allowance for its United States deferred tax assets. The Company’s cumulative valuation allowance recorded against its deferred tax assets at January 31, 2004 was $44,591,000. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it becomes likely that the Company will be able to utilize the deferred tax assets, and reduce its valuation allowance. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. The Company’s federal net operating loss carry-forwards and credits do not expire for the next 15 to 20 years.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002, the Company no longer amortized goodwill. See Note 6 for the effects of

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopting this standard. Other intangible assets related to the acquisitions of Articulent, BI-Tech and Inrange are amortized on a straight-line basis over periods ranging from two to ten years.

Impairment of Long-lived and Intangible Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      The Company reviews goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related net undiscounted future cash flows are less than its carrying value in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in general and administrative expenses.

Cash Equivalents

      The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, bank certificates of deposits, U.S. treasury bills, U.S. agency discount notes and commercial paper.

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

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of January 31, 2004. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss. The Company recognized foreign currency transaction gains in fiscal 2003 and 2002 of $599,000 and $63,000, respectively. The Company recognized a foreign currency transaction loss in fiscal 2001 of $106,000.

Stock Compensation Plans

      The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides the footnote disclosures required by SFAS No. 123 Accounting for Stock Based Compensation.

      The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost associated with the fair value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements. Had compensation cost for the Company’s stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the Company’s net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

	Years Ended January 31,

	2004	2003	2002

Net loss, as reported	$(24,053)	$(38,405)	$(3,706)
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax effects	(13,326)	(12,301)	(7,109)

Pro forma net loss	$(37,379)	$(50,706)	$(10,815)

As reported
Basic	$(.89)	$(1.37)	$(.12)
Diluted	$(.89)	$(1.37)	$(.12)
Pro forma
Basic	$(1.38)	$(1.80)	$(.36)
Diluted	$(1.38)	$(1.80)	$(.36)

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Weighted average fair value of stock-based awards granted at fair market value during:

Fiscal 2003	$4.83
Fiscal 2002	$6.25
Fiscal 2001	$7.26

      In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	Years Ended January 31,

	2004	2003	2002

Risk free interest rate	2.97%	3.71%	4.51%
Expected life	5.73	5.68	5.73
Expected volatility	94.59%	87.29%	86.88%

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

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      On December 24, 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities”. FIN No. 46R replaces Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN 46, which was issued on January 17, 2003. FIN No. 46R provides guidance on identification of entities for which control is achieved through means other than through voting rights called “variable interest entities or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The adoption of FIN No. 46R did not have material effect on our financial statements.

      In December 2002, the EITF reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue was effective for revenue arrangements entered into by us after July 31, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS No. 149 in June of 2003 did not have an effect on the Company’s consolidated financial statements.

      On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The adoption of SFAS No. 150 effective August 1, 2003 did not have an effect on the Company’s consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions

Inrange

      On April 6, 2003, the Company entered into an agreement whereby a wholly owned subsidiary of the Company would acquire all of the shares of Inrange Corporation that were owned by SPX Corporation. The shares to be acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and approximately $173,000,000 in the aggregate. On May 5, 2003 the Company completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of approximately $190,000,000 for both the stock purchase and merger.

      The Company acquired Inrange to significantly broaden its portfolio of storage networking products and solutions, particularly in the area of Fibre Channel and FICON switching, increase its global size and scope, and expand its customer base. Management believes the acquisition provides the Company with significant revenue growth and cost reduction synergies. Management believes the integration of the two companies completed in fiscal 2003, will result in over $20,000,000 in annualized cost savings.

      The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Inrange since May 5, 2003. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:
Cash paid	$190,526
Value of stock option grants	10,286
Transaction costs	3,347

Total purchase consideration paid	$204,159

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$41,088
Accounts receivable	34,542
Inventory	12,036
Property and equipment	22,538
Field support spares	7,757
Developed technology	20,248
Customer list	15,294
Trademarks	1,234
In-process research and development	19,706
Goodwill	87,016
Deferred taxes	75
Other assets	6,227
Accounts payable	(10,788)
Accrued expenses	(31,870)
Deferred revenue	(20,944)

Total purchase consideration paid	$204,159

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the Inrange acquisition, the Company assumed the 2000 Inrange stock compensation plan which provides for the issuance of up to 3,782,993 shares of the Company’s common stock. The plan provided for the conversion of pre-existing Inrange stock options into company stock options. The options granted under the 2000 Inrange stock compensation plan were valued at $10,286,000 using the Black-Scholes option-pricing model. The amount was deemed to be part of the Inrange purchase price and was recorded as additional paid-in capital.

      The intangible assets acquired included developed technology, customer list and trademarks valued at $20,248,000, $15,294,000 and $1,234,000, respectively. The developed technology, customer list and trademarks are being amortized on a straight-line basis over periods of approximately five years, seven years and five years, respectively. Goodwill resulting from the acquisition of $87,016,000 is deductible for income tax purposes.

      The Company has allocated $19,706,000 of the Inrange purchase price to acquired in-process research and development to reflect the value of new Fibre Channel switching technology that was approximately 50% complete at the time of acquisition. At the date of acquisition, the technological feasibility of the new Fibre Channel switching technology had not been attained and the technology had no alternative future use. The new Fibre Channel switching technology is projected to have significantly greater functionality and port density when compared to other Fibre Channel technology currently available in the marketplace. The allocation to in-process research and development was based on an independent third party appraisal that utilized the excess earnings approach. Significant assumptions used in the third party appraisal include the cost to complete the project, and the projected revenue and expense generated over the estimated life cycle of the new Fibre Channel switching technology.

      A significant part of our integration strategy related to the Inrange acquisition, included the termination of duplicative employees across most functional areas, and the closing of duplicative facilities to obtain cost synergies. Integration planning was initiated prior to the closing of the acquisition. Severance costs for terminated Inrange employees were treated as an acquired liability, effectively increasing the purchase price. Severance costs for terminated CNT employees were recorded as an expense in the accompanying statement of operations. The integration plan resulted in the termination of 165 employees, including employees of both CNT and Inrange. The duplicative facilities that were closed were part of the pre-acquisition Inrange business, and the accrual for future rents associated with these facilities was treated as an acquired liability, effectively increasing the purchase price. The integration of product strategies for the new combined entity resulted in a $1,607,000 charge for the write-down of inventory that CNT had purchased prior to the acquisition. There have been no subsequent sales of this inventory.

      A summary of severance and facility accrual activity follows:

	Obligation	Utilization	Ending Balance

Inrange severance	$4,583	$4,300	$283
CNT severance	$1,440	$1,206	$234
Duplicative facilities	$7,441	$1,867	$5,574

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The CNT related charge for the write-down of inventory is reflected in fiscal 2003 cost of product sold. The CNT related charge for severance are reflected in the accompanying consolidated statement of operations for fiscal 2003 as follows:

Amount

Cost of product sales	$545
Cost of service fees	$199
Sales and marketing	$608
Engineering and development	$52
General and administrative	$36

Total	$1,440

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal years ended January 31, 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003 and 2002, respectively:

	Pro Forma Year Ended
	January 31,

	2004	2003

Total revenue	$401,039	$435,099
Net loss before cumulative effect of change in accounting principle	$(11,815)	$(43,876)
Net loss	$(11,815)	$(53,944)
Net loss per share	$(.44)	$(1.92)

      The pro forma results include amortization of the customer list, developed technology and trademarks presented above. The unaudited pro forma results do not include the $19,706,000 charge for in-process research and development related to the Inrange acquisition. The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

BI-Tech

      On June 24, 2002, the Company acquired all the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12,000,000 in cash plus the assumption of approximately $3,600,000 of liabilities and the acquisition of approximately $8,700,000 of tangible assets. The Company has allocated $6,544,000, $1,125,000 and $250,000 of the purchase price to goodwill, customer list and non-compete agreements, respectively. The customer list and non-compete agreements are currently being amortized over periods of ten and two years, respectively. The accompanying financial statements include the results of BI-Tech since June 24, 2002.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended January 31, 2003 and 2002 as if the acquisition of BI-Tech had taken place on February 1, 2002 and 2001, respectively:

	Pro Forma Years Ended
	January 31,

	2003	2002

Total revenue	$223,470	$216,626
Net loss before cumulative effect of change in accounting principle	$(25,942)	$(2,601)
Net loss	$(36,010)	$(2,601)
Net loss per share	$(1.28)	$(.09)

      The pro forma results include amortization of the customer list and non-compete agreement presented above. The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

      The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3,868,000. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During the fiscal year 2003 an additional $4,100,000 was added to goodwill and $312,000 was recorded as compensation expense. Goodwill and compensation expense recorded under this earn out agreement since July 1, 2002 totaled $7,735,000 and $1,056,000, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price:
Cash paid	$12,360

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$624
Accounts receivable	10,287
Inventory	4,446
Fixed assets	3,393
Customer list	505
Goodwill	13,809
Deferred taxes	3,107
Other assets	583
Accounts payable	(18,302)
Accrued expenses	(2,324)
Note payable	(3,768)

Total purchase consideration	$12,360

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Marketable Securities

      The Company’s investments in marketable securities are summarized as follows:

	January 31,

	2004	2003

Available-for-Sale:
Bank certificates of deposit	$750	$—
U.S. government and agency securities	—	40,868
Corporate debt securities	—	68,816
Corporate equity securities	533	1,051

	1,283	110,735

Trading:
Mutual funds	936	—
Standard & Poors 500 stock price index fund	—	149
NASDAQ 100 tracking stock	—	259

	$2,219	$111,143

      The amount of gross unrealized gains with respect to investments in available-for-sale securities at January 31, 2004 and 2003 was $0 and $1,468,000, respectively. The amount of gross unrealized losses with respect to investments in available-for-sale securities at January 31, 2004 and 2003 was not significant. The Company had gross realized gains and losses from the sale of available-for-sale securities in fiscal 2003 of $1,041,000 and $294,000, respectively. The Company realized a loss of $8,747,000 in fiscal 2001 from the sale of 232,511 shares of webMethods stock received in connection with the sale of IntelliFrame (see note 7 to the consolidated financial statements). An additional loss of $1,536,000 was realized in fiscal 2001 when the remaining 41,031 shares of webMethods stock received in connection with the sale of IntelliFrame experienced a decline in value that was determined to be other than temporary, resulting in a write-down of the shares. The Company realized no other significant gains or losses with respect to available-for-sale securities during fiscal 2002 and 2001.

      Proceeds from the sale of available-for-sale securities in fiscal 2003, 2002 and 2001 were $182,457,000, $34,373,000 and $47,723,000, respectively. At January 31, 2004, investments in available-for-sale securities with contractual maturities of less than twelve months totaled $750,000.

      The Company’s trading securities consist of various mutual fund investments. The Company intends to use any gain or loss from these investments to fund the investment gains or losses allocated to participants under the Company’s executive deferred compensation plan. The amount of unrealized holding gains and (losses) with respect to trading securities included in net income (loss) for fiscal 2003, 2002 and 2001 was $78,000, ($132,000) and ($266,000), respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Components of Selected Balance Sheet Accounts

	January 31,

	2004	2003

Accounts receivable:
Accounts receivable	$104,471	$58,456
Less allowance for doubtful accounts and sales returns	4,656	2,416

	$99,815	$56,040

Inventories:
Components and subassemblies	$14,311	$16,918
Work in process	4,015	306
Finished goods	11,650	6,867

	$29,976	$24,091

Property and equipment:
Land	$1,226	$1,226
Machinery and equipment	66,516	47,841
Office and data processing equipment	31,271	23,574
Furniture and fixtures	5,284	4,299
Leasehold improvements	4,564	2,849

	108,861	79,789
Less accumulated depreciation and amortization	68,548	57,223

	$40,313	$22,566

Field support spares:
Field support spares	$21,767	$28,191
Less accumulated depreciation	9,816	22,182

	$11,951	$6,009

Accrued liabilities:
Compensation	$18,199	$10,817
Income taxes	4,482	1,697
Interest	1,676	1,731
Product warranty	2,348	1,521
BI-Tech earn-out	3,866	4,380
Inrange facilities	5,574	—
Other	7,588	4,914

	$43,733	$25,060

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Cumulative Effect of Change in Accounting Principle

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosure concerning business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually using a two-step impairment test. The application of SFAS No. 141 did not affect previously reported amounts included in goodwill and other intangible assets.

      Effective February 1, 2002, the Company adopted SFAS No. 142, which provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication of goodwill impairment. The Company tested its reporting units for impairment by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The Company engaged a third-party appraisal firm to determine the fair value of a reporting unit within its former Storage Solutions segment. This valuation indicated that the goodwill associated with the acquisition of Articulent in April of 2001 was impaired. The performance of this business had not met management’s original expectations, primarily due to the unexpected global slow down in capital spending for information technology equipment. Accordingly, a non-cash impairment charge of $10,068,000 from the adoption of SFAS No. 142 was recognized as a cumulative effect of change in accounting principle in the first quarter ended April 30, 2002.

(6)	Goodwill and Intangible Assets

      As described previously, the Company adopted SFAS No. 142 as of February 1, 2002. The following table reflects the consolidated results adjusted as if the adoption of SFAS No. 142 occurred as of the beginning of the year ended January 31, 2001:

	Years Ended January 31,

	2004	2003	2002

Net loss, as reported	$(24,053)	$(38,405)	$(3,706)
Add back amortization of goodwill	—	—	624

Net loss, as adjusted	$(24,053)	$(38,405)	$(3,082)

Basic loss, per share, as reported	$(.89)	$(1.37)	$(.12)
Add back amortization of goodwill	—	—	.02

Basic loss per share, as adjusted	$(.89)	$(1.37)	$(.10)

Diluted loss, per share, as reported	$(.89)	$(1.37)	$(.12)
Add back amortization of goodwill	—	—	.02

Diluted loss per share, as adjusted	$(.89)	$(1.37)	$(.10)

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the net carrying amount of goodwill for the years ended January 31, 2004 and 2003 was as follows:

	Years Ended January 31,

	2004	2003

Beginning of year	$14,113	$14,070
Acquisition of Inrange	87,016	—
Additional purchase price consideration for BI-Tech	4,100	10,177
Goodwill impairment	(204)	—
Translation adjustment	178	(66)
Cumulative effect of change in accounting principle	—	(10,068)

End of year	$105,203	$14,113

      The components of other amortizable intangible assets as of January 31, 2004 and 2003 were as follows:

	January 31, 2004		January 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Amount	Amortization	Life (in years)

Customer lists	$16,924	$(1,883)	$1,630	$(161)	7.3
Trademarks	1,234	(185)	—	—	5.0
Developed technology	20,248	(3,165)	—	—	4.8
Non-compete agreements	250	(198)	250	(50)	2.0

Total	$38,656	$(5,431)	$1,880	$(211)	5.9

Total other intangible assets, net	$33,225		$1,669

      Amortization expense for intangible assets for the year ended January 31, 2004 was $5,220,000. Amortization expense is estimated to be $6,889,000 in fiscal 2004, $6,815,000 in fiscal 2005 and fiscal 2006, $6,205,000, in fiscal 2007 and $3,222,000 in fiscal 2008.

      During the fourth quarter of fiscal 2003, the Company recorded a charge of $204,000 for goodwill impairment related to the closing of a small sales subsidiary in Europe. The subsidiary was operated as a stand-alone business, and the impairment charge represents the amount of goodwill resulting from the acquisition of the business in fiscal 2002.

(7)	Discontinued Operations

      Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division, including IntelliFrame, developed and sold EAI software that automates the integration of computer software applications and business workflow processes. In August 2000, the Company determined to divest Propelis Software, Inc. and focus on its core storage networking business. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements.

      In February 2001, the Company sold all of the outstanding stock of IntelliFrame Corporation, including the technology underlying the Propelis BPmTM product, to webMethods, Inc. for $8,800,000 in cash and 273,542 shares of webMethods common stock. The stock received from webMethods, Inc. was valued at $17,058,000. In connection with this transaction, the Company paid $3,000,000 to two employees, who were former shareholders of IntelliFrame, to satisfy all obligations to make further bonus

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments under their employment agreements. The sale resulted in an after tax gain of $12,620,000 in the first quarter of fiscal 2001.

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

      In fiscal 2002, the Company received $207,000 of royalty income, net of tax, related to the discontinued operations sold in fiscal 2001.

      In fiscal 2003, the Company recognized $715,000 of income from discontinued operations related to the reversal of an accrual for an abandoned facility which was subleased in fiscal 2003. This facility was previously used by Propelis Software which the Company accounted for as a discontinued operation.

(8)	Leases

      The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. At January 31, 2004 and 2003, leased capital assets included in property and equipment were as follows:

	January 31,

	2004	2003

Property and equipment:
Office and data processing equipment	$2,498	$3,345
Less accumulated amortization	247	2,304

	$2,251	$1,041

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

	Minimum Lease
	Commitments

	Capital	Operating

Year Ending January 31,
2005	$1,950	$10,752
2006	1,950	8,475
2007	1,725	7,566
2008	1,189	6,861
2009	—	6,686
Thereafter	—	8,554

Total minimum lease payments	6,814	$48,894

Less amounts representing interest at rates ranging from 6.13% to 10.93%	(727)

Present value of minimum capital lease payments	6,087
Less current installments	1,619

Obligations under capital lease, less current installments	$4,468

      Rent expense under non-cancelable operating leases, exclusive of executory costs, for fiscal 2003, 2002 and 2001 was $8,405,000, $6,244,000 and $5,857,000, respectively.

(9)	Convertible Subordinated Debt Offering

      In February 2002, the Company sold $125,000,000 of 3% convertible subordinated notes due February 15, 2007, raising net proceeds of $121,639,000. The notes are convertible into the Company’s common stock at a price of $19.17 per share. The Company may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of its common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the redemption notice is mailed. The make whole payment represents additional interest payments that would be made if the notes were not redeemed prior to the due date.

      In January 2004, the Company entered into an interest-rate swap agreement with a notional amount of $75,000,000 that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75,000,000 of its 3% convertible subordinated notes due February 2007 such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap is 1.15%, creating a combined effective rate of approximately 1.845%, which is effective until April 30, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $1,725,000 at January 31, 2004. The Company could incur charges to terminate the swap in the future if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Shareholders’ Equity

Common Stock and Convertible Subordinated Debt Repurchase

      In April 2001, the Company’s board of directors authorized the repurchase of up to $50,000,000 of its common stock. Subsequent to April 2001, the Company’s board of directors modified the authorization so that the remaining balance of the initial $50,000,000 authorization can be used for the repurchase of either debt or stock. No common stock or debt was repurchased in fiscal 2003. During fiscal 2002 and 2001, pursuant to this authorization, the Company repurchased 4,045,000 and 90,000 shares of its common stock for $32,205,000 and $787,000, respectively.

Rights Plan

      On July 24, 1998 the Company’s board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.

Stock Options and Restricted Stock

      The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants, and independent contractors as determined by the compensation committee of the board of directors. A maximum of 18,062,993 shares of common stock were issuable under the terms of the Plans as of January 31, 2004, of which no more than 7,994,050 shares may be issued as restricted stock or other stock based awards. As of January 31, 2004, there were 4,653,186 shares of common stock available for future grants under these plans.

      Restricted stock issued under the Plans is recorded at fair market value on the date of grant and generally vests over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During fiscal 2003, 2002 and 2001, the Company issued 25,000, 5,000 and 106,000 restricted shares, respectively, having an aggregate weighted fair market value per share of $7.33, $14.15 and $10.63, respectively. Compensation expense recognized for restricted shares in fiscal 2003, 2002 and 2001 was $503,000, $722,000 and $568,000, respectively.

      All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s outstanding stock options and related changes for fiscal 2003, 2002 and 2001 is presented below:

	Years Ended January 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,517	$10.87	5,753	$11.99	4,655	$13.45
Converted Inrange options	2,235	35.72	—	—	—	—
Granted	2,279	6.58	2,970	8.52	2,666	9.71
Exercised	(247)	5.89	(231)	5.26	(549)	7.61
Canceled	(1,022)	16.55	(975)	11.59	(1,019)	15.30

Outstanding at end of year	10,762	$14.49	7,517	$10.87	5,753	$11.99

Exercisable at end of year	6,072	$19.25	3,028	$11.80	2,107	$11.01

      The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 3.63 — $ 4.99	1,459	7.4	$4.57	511	$4.39
$ 5.00 — $ 7.99	3,014	7.9	$6.63	1,168	$6.23
$ 8.00 — $ 9.99	1,757	6.7	$8.98	1,019	$9.06
$10.00 — $11.99	1,263	7.8	$11.09	452	$10.79
$12.00 — $20.99	1,053	6.1	$15.99	796	$15.95
$21.00 — $37.99	846	5.3	$22.86	756	$22.77
$38.00 — $66.29	1,370	6.0	$46.26	1,370	$46.26

	10,762			6,072

Employee Stock Purchase Plan

      The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 2,800,000 shares of the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company’s common stock or more than $7,500 in aggregate fair market value of common stock (as defined) during any six-month purchase period. Common shares sold to employees under the Purchase Plan in fiscal 2003, 2002 and 2001 were 283,497, 346,982 and 163,705, respectively.

      The weighted-average fair value of each purchase right granted in fiscal 2003, 2002 and 2001 was $2.72, $4.41 and $7.34, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Net Loss Per Share

      The components of net loss per basic and diluted share are as follows:

		Weighted
		Average Shares	Per Share
	Net loss	Outstanding	Amount

Years Ended January 31,
2004:
Basic	$(24,053)	27,116	$(.89)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Dilute	$(24,053)	27,116	$(.89)

2003:
Basic	$(38,405)	28,111	$(1.37)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(38,405)	28,111	$(1.37)

2002:
Basic	$(3,706)	29,892	$(.12)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(3,706)	29,892	$(.12)

      The total weighted average number of common stock equivalents excluded from the calculation of net loss per share due to their anti-dilutive effect for fiscal 2003, 2002 and 2001 was 1,420,456, 567,761 and 1,292,016, respectively. The Company also excluded 6,521,900 shares of common stock issuable upon conversion of the Company’s convertible subordinated debt from the calculation of net loss per share in fiscal 2003 and 2002 due to the anti-dilutive effect of the assumed conversion.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

      The components of income from continuing operations before income taxes and income tax expense (benefit) for each of the years in the three-year period ended January 31, 2004 consists of the following:

	Years Ended January 31,

	2004	2003	2002

Loss from continuing operations before income taxes:
U.S.	$(21,739)	$(12,657)	$(17,756)
Foreign	(2,404)	640	536

Total	$(24,143)	$(12,017)	$(17,220)

Income tax provision:
Current:
U.S.	$—	$—	$—
Foreign	1,473	533	284
State	—	—	—

Total current	1,473	533	284

Deferred:
U.S.	565	15,361	(5,198)
Foreign	(1,413)	—	—
State	—	633	(378)

Total deferred	(848)	15,994	(5,576)

Total income tax expense (benefit)	$625	$16,527	$(5,292)

      The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended January 31, 2004 is as follows:

	Years Ended January 31,

	2004	2003	2002

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(3.2)	(3.5)	(3.3)
Extraterritorial income and foreign sales corporation	(.6)	(.8)	(.5)
Meals and entertainment	.6	.6	.6
Valuation allowance	39.5	177.5	4.8
Other	.3	(2.3)	1.7

Total	2.6%	137.5%	(30.7)%

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and (liabilities) as of January 31, 2004 and 2003 were as follows:

	Years Ended January 31,

	2004	2003

Deferred tax assets:
Inventory	$12,473	$4,099
Accrued compensation	1,726	1,111
Reserves for bad debts and sales returns	1,644	867
Intangibles	7,409	—
Tax credits	6,545	3,655
Net operating loss carryforwards	14,643	14,596
Property and equipment	1,617	—
Write down of webMethods stock	—	1,133
Other	240	590

Total gross deferred tax assets	46,297	26,051
Valuation allowance	(44,591)	(24,808)

Net deferred tax assets	1,706	1,243

Deferred tax liabilities:
Property and equipment	—	(166)
Unrealized gains on marketable securities	—	(565)
Other	(834)	(1,053)

Total gross deferred tax liabilities	(834)	(1,784)

Net deferred tax assets (liabilities)	$872	$(541)

      The valuation allowance for deferred tax assets as of January 31, 2004 and 2003 was $44,591,000 and $24,808,000, respectively. The net change in the total valuation allowance for the years ended January 31, 2004 and 2003 was an increase of $19,783,000 and $23,568,000, respectively. The increase in the valuation allowance during fiscal 2003 includes $10,198,000 related to the acquisition of Inrange.

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

      In fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a valuation allowance for its United States deferred tax assets. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it becomes more likely than not that the Company will be able to utilize the deferred tax assets, and therefore reduce its valuation allowance. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. The deferred tax asset/liability that still exists is attributable to foreign operations.

      As of January 31, 2004, the Company has U.S. federal net operating loss and credit carry-forwards available to reduce taxable income in future years of approximately $38,734,000 and $6,545,000, respectively. If not used, these federal net operating loss and credit carry-forwards will expire between the

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years 2019 and 2024. The utilization of a portion of the Company’s federal net operating loss and credit carry-forwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these federal net operating loss and credit carry-forwards.

      At January 31, 2004, there were approximately $4,000,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be substaintially offset by available foreign tax credits.

      In future years, the recognized tax benefits relating to the reversal of the valuation allowance for deferred tax assets as of January 31, 2004 will be recorded as follows:

Total

Income tax benefit from continuing operations	$34,035
Goodwill	10,198
Additional paid in capital	358

Total	$44,591

(13)	Annual Bonus Plan

      The Company’s Annual Bonus Plan provides a formula for determination of cash bonus payments to eligible employees based on a defined percentage of a participant’s qualifying base compensation multiplied by the Company’s annual bonus plan factor. The annual bonus plan factor is based on a chart outlining payout percentages for achievement of defined levels of operating profit.

      There was no annual bonus for fiscal 2003 and 2002. The annual bonus expense for fiscal 2001 was $1,134,000.

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

      The Company’s expense under the 401(k) and deferred compensation plans for fiscal 2003, 2002 and 2001 was $1,804,000, $1,674,000 and $1,969,000, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Segment and Enterprise-Wide Information

      Summarized information regarding foreign operations follows:

	Years Ended January 31,

	Revenue			Loss from Operations

	2004	2003	2002	2004	2003	2002

United States	$238,944	$153,235	$140,667	$(22,243)	$(12,333)	$(13,102)
United Kingdom	38,091	26,412	17,245	(1,766)	180	1,234
France	10,392	6,072	6,327	43	(48)	73
Germany	21,102	1,254	150	764	(190)	(254)
Other	52,348	24,542	22,634	727	(495)	(425)

Total	$360,877	$211,515	$187,023	$(22,475)	$(12,886)	$(12,474)

Long-lived assets (end of period):
United States	$170,872	$30,554	$43,897
United Kingdom	17,246	13,709	693
Other	2,574	94	109

Total	$190,692	$44,357	$44,699

      Revenue has been attributed to the country where the end-user customer is located.

      Summarized information regarding enterprise-wide revenue and gross margins from external customers are as follows:

	Years Ended January 31,

	2004	2003	2002

Revenue:
Proprietary products	$167,743	$94,561	$92,034
Third party products	72,096	50,794	37,242
Professional services	45,631	22,831	12,915
Maintenance	75,407	43,329	44,832

Total	$360,877	$211,515	$187,023

Gross margins:
Proprietary products	$83,593	$46,111	$46,590
Third party products	12,254	10,134	6,432
Professional services	12,114	7,563	(1,490)
Maintenance	36,662	20,387	21,909

Total	$144,623	$84,195	$73,441

      Gross margins represent the lowest available measure of enterprise-wide profitability by product line. Assets are not allocated to product lines.

      One customer accounted for 22% and 10% of the Company’s revenue in fiscal 2003 and 2002, respectively. No single customer accounted for more than 10% of the Company’s revenue in fiscal 2001.

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Product Warranty

      The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty loss expenses, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The following is a roll forward of the Company’s product warranty accrual for each of the years in the three-year period ended January 31, 2004:

	Balance at		Charged to
Years Ended	Beginning	Acquisition	Cost of	Cost of	Balance at
January 31,	of Year	of Inrange	Product	Warranty	End of Year

2004	$1,521	1,709	2,713	(3,595)	$2,348
2003	$1,935	—	2,429	(2,843)	$1,521
2002	$1,629	—	2,836	(2,530)	$1,935

(17)	Fiscal 2002 and 2001 Restructuring Charges

      In fiscal 2002, the Company recorded a $1,666,000 restructuring charge for severance resulting from a reduction in workforce of 80 employees and professional fees related to canceled acquisition activity. Of this amount approximately $1,300,000 was paid prior to January 31, 2003, with the balance being paid prior to April 30, 2003. In fiscal 2001, the Company recorded a $996,000 restructuring charge for employee severance.

(18)	Noncash Financing and Investing Activities and Supplemental Cash Flow Information

      Cash payments for interest expense in fiscal 2003, 2002, 2001 were $3,802,000, $1,946,000 and $285,000, respectively.

      Cash payments for income taxes, net of refunds received, in fiscal 2003, 2002 and 2001 were $2,051,000, $3,535,000 and $17,000, respectively.

      During fiscal 2003 and 2001, the Company entered into capital lease obligations for equipment valued at $2,988,000 and $279,000, respectively. Also during fiscal year 2003, the Company entered into a capital lease to finance a product sale totaling $3,724,000. The Company did not enter into any capital leases during fiscal 2002.

      During fiscal 2001, deferred tax assets increased by $994,000 as a result of the tax benefit from employee stock transactions that could not be currently utilized.

(19)	Disclosures about Fair Value of Financial Instruments

      The carrying amount for cash and cash equivalents, accounts receivable and capital lease obligations approximates fair value because of the short maturity of those instruments. Marketable securities are recorded at market value at January 31, 2004.

      At January 31, 2004, the Company’s 3% convertible subordinated notes due February 15, 2007 in the amount of $125,000,000 had a fair value of $118,750,000, based on a reported trading price of $95.00 per $100 in face amount of principal indebtedness.

(20)	Related Party Transactions

      The Company’s CEO, Thomas G. Hudson has a son-in-law who is employed by the Company as a regional sales manager. In fiscal 2003, he was paid $205,305 in compensation, commissions and bonuses. Erwin A. Kelen is a member of the Company’s board of directors. Mr. Kelen’s son was employed by the

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company as an area business development manager. In fiscal 2003, he was paid $95,758 in compensation, commissions and bonuses. Mr. Kelen’s son’s employment with the Company ended in January 2004.

(21)	Legal Proceedings

      Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint claims that Inrange is infringing one SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that allegedly embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, attorneys’ fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. Inrange has answered, denying SBC’s allegations. The case is in its preliminary stages and management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

      A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. The settlement

COMPUTER NETWORK TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approved subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Inrange’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO Litigations. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

      From time-to-time the Company is a party to various other legal actions and receives threats of litigation. At this time, management does not believe any such litigation or threats will have a material impact on the Company’s consolidated financial position or results of operations.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in notes 1, 5 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, on February 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2004

QUARTERLY FINANCIAL DATA

(unaudited)

	Years Ended January 31, 2004 and 2003

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

	(in thousands, except per share data)
2003
Revenue	$52,330	$96,713	$99,616	$112,218
Gross profit	20,610	37,049	41,748	45,216
Income (loss) from operations	(2,072)	(24,815)	984	3,428
Income from discontinued operations, net of tax	—	—	—	715
Net income (loss)	(2,082)	(25,822)	237	3,614
Net income (loss) per share:
Basic	(.08)	(.96)	.01	.13
Diluted	(.08)	(.96)	.01	.12
2002
Revenue	$45,212	$48,866	$55,903	$61,534
Gross profit	18,084	19,946	21,550	24,615
Loss from operations	(6,674)	(3,547)	(1,823)	(842)
Income from discontinued operations, net of tax	—	—	207	—
Cumulative effect of change in accounting principle	(10,068)	—	—	—
Net loss	(13,765)	(2,106)	(864)	(21,670)
Net loss per share:
Basic	(.48)	(.07)	(.03)	(.81)
Diluted	(.48)	(.07)	(.03)	(.81)

(1)	Continuing operations for the first quarter of fiscal 2003 includes a $312,000 earn-out payable to the employees of BI-Tech and a $747,000 net gain from the sale of marketable securities. Continuing operations for the first quarter of fiscal 2002 includes a $10.1 million cumulative effect of change in accounting principle related to the implementation of SFAS No. 142.

(2)	Continuing operations for the second quarter of fiscal 2003 includes in-process research and development expense related to the Inrange acquisition of $19.7 million, and Inrange related integration expenses of $5.0 million. The second quarter of fiscal 2003 also includes amortization expense related to the Inrange acquisition of $1.7 million. Continuing operations for the second quarter of fiscal 2002 includes an $89,000 earn-out payable to the employees of BI-Tech, and $131,000 of legal expenses related to potential acquisitions.

(3)	Continuing operations for the third quarter of fiscal 2003 includes Inrange related integration expenses of $1.3 million and amortization expense related to the Inrange acquisition of $1.7 million. Continuing operations for the third quarter of fiscal 2002 includes a $537,000 earn-out payable to the employees of BI-Tech. Also included in the third quarter of fiscal 2002 is $207,000 of royalty income related to discontinued operations.

(4)	Continuing operations for the fourth quarter of fiscal 2003 includes Inrange related integration expenses of $712,000 and amortization expense related to the Inrange acquisition of $1.7 million. Also included in the fourth quarter of fiscal 2003 is a goodwill impairment charge of $204,000 related to the sale of a foreign subsidiary and net income from discontinued operations of $715,000 related to the reversal of an accrual for an abandoned facility previously used by Propelis Software. Includes charges in the fourth quarter of fiscal 2002 of $1.7 million for severance and professional fees related to canceled acquisition activity. The fourth quarter of fiscal 2002 also includes a $118,000 earn-out payable to the employees of BI-Tech. Other income for the fourth quarter of fiscal 2002 was reduced by a $1.0 million investment write-down. Income tax expense for the fourth quarter of fiscal 2002 includes a non-cash charge of $23.6 million for a valuation allowance related to United States deferred tax assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting

      There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the SEC on or before May 12, 2004, is incorporated herein by reference. For information concerning the executives officers, see Item 4A of this Annual Report on Form 10-K.

      Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the section entitled “Report of the Audit Committee of the Board of Directors” of the Company’s definitive Proxy Statement of the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the SEC on or before May 12, 2004.

Item 11.	Executive Compensation

      The information set forth under the captions “Summary Compensation Table,” “Option Tables,” “Employment Agreements,” “Election of Directors — Compensation of Directors,” “Internal Revenue Code Section 162(m)” and “Comparative Stock Price Performance” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the Commission on or before May 12, 2004, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the Commission on or before May 12, 2004, is incorporated herein by reference.

      The information set forth under the caption “Equity Compensation Plan Information as of January 31, 2004” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the Commission on or before May 12, 2004, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Our CEO, Thomas G. Hudson has a son-in-law who is employed by us as a regional sales manager. In fiscal 2003, he was paid $205,305 in compensation, commissions and bonuses. Erwin A. Kelen is a member of our board of directors. Mr. Kelen’s son was employed by us as an area business development manager. In fiscal 2003, he was paid $95,758 in compensation, commissions and bonuses. Mr. Kelen’s son’s employment with us ended in January 2004.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Audit Fees and Pre-Approved Policy” of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2004, to be filed with the SEC on or before May 12, 2004.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements and Schedules of Registrant

Consolidated Statements of Operations for the Years Ended January 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of January 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) 2.	Consolidated Financial Statement Schedule of Registrant

Independent Auditors’ Report on Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for the Years Ended January 31, 2004, 2003 and 2002

All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

Schedule II

COMPUTER NETWORK TECHNOLOGY CORPORATION

Valuation and Qualifying Accounts

Years Ended January 31, 2004, 2003 and 2002

(in thousands)

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs &	Inrange		End of
Description	of Year	Expenses	Acquisition	Deductions	Year

Year ended January 31, 2004
Allowance for doubtful accounts and sales returns	$2,416	1,700	1,672	(1,132)	$4,656

Year ended January 31, 2003
Allowance for doubtful accounts and sales returns	$1,848	1,388	—	(820)	$2,416

Year ended January 31, 2002
Allowance for doubtful accounts and sales returns	$2,383	898	—	(1,433)	$1,848

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Computer Network Technology Corporation:

      Under the date of February 24, 2004, we reported on the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended January 31, 2004 as contained in the fiscal 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in notes 1, 5 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, on February 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2004

(a) 3. Exhibits

      The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibit	Description

2.0	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 to Registration Statement No. 333-87376.)
2.1	Deed of Variation dated June 24, 2002 to the Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2 to Form 10-Q for the quarterly period ended July 31, 2003.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation. (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation (Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended January 31, 2002.)
4.7	Form of Note (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended January 31, 2002.)
10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A to Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5,2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 5, 2002.)(1)

Exhibit	Description

10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to current report on Form 8-K filed on August 5, 2002.)(1)
10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to current report on Form 8-K filed on August 5, 2002.)(1)
10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10 to form 10-Q for the quarterly period ended July 31, 2003.)(1)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to current report on Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to current report on Form 8-K filed on August 5, 2002.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)
10.4	Amended and Restated 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended January 31, 2003.)(1)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to current report on Form 8-K filed on August 5, 2002.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31,2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)

Exhibit	Description

10.13	Tax Sharing Agreement dated as of September 18, 2000 between SPX Corporation, a Delaware corporation and Inrange Technologies Corporation, a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2003.)
10.14	Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)
10.15	Letter Agreement dated October 28, 2002 between Kenneth H. Cook and Inrange Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended April 30, 2003.)(1)
12.	Ratio of Earnings to Fixed Charges.(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
24.1	Power of Attorney-See signature page to this Annual Report on Form 10-K.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.(2)
32.0	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)
99.0	Code of Business Conduct and Ethics.(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

(b)	Reports on Form 8-K

      The registrant furnished a current report on Form 8-K on November 20, 2003 to provide the full text of the third quarter financial results press release.

SIGNATURES

POWER OF ATTORNEY

      Each of the undersigned officers and directors of Computer Network Technology Corporation hereby appoints each of Thomas G. Hudson, Gregory T. Barnum and Jefferey A. Bertelsen, acting jointly or individually, his or her attorneys-in-fact and agent for the undersigned, each with full power of substitution, for him or her and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER NETWORK TECHNOLOGY CORPORATION

Dated: April 10, 2004

By:	/s/ THOMAS G. HUDSON

Thomas G. Hudson, President and
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. HUDSON Thomas G. Hudson	President and Chief Executive Officer (Principal Executive Officer) and Director	April 10, 2004

/s/ GREGORY T. BARNUM Gregory T. Barnum	Vice President of Finance, Chief Financial Officer And Secretary (Principal Financial Officer)	April 10, 2004

/s/ JEFFREY A. BERTELSEN Jeffrey A. Bertelsen	Vice President of Finance, Corporate Controller and Treasurer and Assistant Secretary (Principal Accounting Officer)	April 10, 2004

/s/ KATHLEEN EARLEY Kathleen Earley	Director	April 10, 2004

/s/ PATRICK W. GROSS Patrick W. Gross	Director	April 10, 2004

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	April 10, 2004

/s/ LAWRENCE A. MCLERNON Lawrence A. McLernon	Director	April 10, 2004

/s/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	April 10, 2004

/s/ BRUCE J. RYAN Bruce J. Ryan	Director	April 10, 2004

INDEX TO EXHIBITS

Exhibit	Description

2.0	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 to Registration Statement No. 333-87376.)
2.1	Deed of Variation dated June 24, 2002 to the Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2 to Form 10-Q for the quarterly period ended July 31, 2003.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation. (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation (Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended January 31, 2002.)
4.7	Form of Note (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended January 31, 2002.)
10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A to Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5,2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 5, 2002.)(1)
10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to current report on Form 8-K filed on August 5, 2002.)(1)
10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to current report on Form 8-K filed on August 5, 2002.)(1)

Exhibit	Description

10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10 to form 10-Q for the quarterly period ended July 31, 2003.)(1)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to current report on Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to current report on Form 8-K filed on August 5, 2002.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)
10.4	Amended and Restated 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended January 31, 2003.)(1)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to current report on Form 8-K filed on August 5, 2002.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31,2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)
10.13	Tax Sharing Agreement dated as of September 18, 2000 between SPX Corporation, a Delaware corporation and Inrange Technologies Corporation, a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2003.)
10.14	Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)
10.15	Letter Agreement dated October 28, 2002 between Kenneth H. Cook and Inrange Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended April 30, 2003.)(1)

Exhibit	Description

12.	Ratio of Earnings to Fixed Charges.(2)
21.	Subsidiaries of the Registrant.(2)
23.	Independent Auditors’ Consent.(2)
24.1	Power of Attorney-See signature page to this Annual Report on Form 10-K.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.(2)
32.0	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)
99.0	Code of Business Conduct and Ethics.(2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.