Form 10-Q
period 2004-04-30
COMPUTER NETWORK TECHNOLOGY CORP
filed 2004-06-03
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of April 30, 2004, the registrant had 27,729,549 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Statements of Operations for the three months ended April 30, 2004 and 2003	3
Consolidated Balance Sheets as of April 30, 2004 and January 31, 2004	4
Consolidated Statements of Cash Flows for the three months ended April 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Market Risks	20
Item 4. Controls and Procedures	21
PART II OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23
Items 3-5. None	23
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	25
EXHIBIT INDEX	26
Interest Rate Swap Agreement
Form of Restricted Stock Unit Agreement-1992
Form of Deferred Stock Award Election-1992
Form of Restricted Stock Unit Agreement-1999
Form of Restricted Stock Unit Agreement-2002
Form of Deferred Stock Award Election-2002
Amendment to 2000 Stock Compensation Plan
Form of Non-Qualified Stock Option Agreement-2000
Computation of Net Income
CEO Certifications
CFO Certifications
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	April 30,
	2004	2003
Revenue:
Product sales	$63,675	$34,404
Service fees	32,562	17,926

Total revenue	96,237	52,330

Cost of revenue:
Cost of product sales	38,182	21,634
Cost of service fees	20,755	10,086

Total cost of revenue	58,937	31,720

Gross profit	37,300	20,610

Operating expenses:
Sales and marketing	23,726	14,206
Engineering and development	13,157	5,920
General and administrative	3,502	2,556

Total operating expenses	40,385	22,682

Loss from operations	(3,085)	(2,072)

Other income (expense):
Net gain on sale of marketable securities	—	747
Interest expense	(1,032)	(1,126)
Interest income and other, net	210	1,079

Total other income (expense), net	(822)	700

Loss from continuing operations before income taxes	(3,907)	(1,372)
Provision for income taxes	275	710

Loss from continuing operations	(4,182)	(2,082)

Discontinued operations	(344)	—

Net loss	$(4,526)	$(2,082)

Basic & diluted loss per share:
Net loss before discontinued operations	$(.15)	$(.08)

Discontinued operations	$(.01)	$—

Net loss	$(.16)	$(.08)

Shares	27,598	26,960

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,
	2004 (unaudited)	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$73,491	$75,267
Marketable securities	6,911	2,219
Receivables, net	73,736	99,815
Inventories	30,689	29,976
Other current assets	5,827	4,400

Total current assets	190,654	211,677

Property and equipment, net	43,067	40,313
Field support spares, net	12,482	11,951
Goodwill	105,086	105,203
Other intangibles, net	31,549	33,225
Deferred tax asset	872	872
Other assets	13,228	9,140

	$396,938	$412,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,343	$47,696
Accrued liabilities	40,514	43,733
Deferred revenue	47,417	47,058
Current installments of obligations under capital lease	2,525	1,619

Total current liabilities	127,799	140,106

Obligations under capital lease, less current installments	6,326	4,468
Convertible subordinated debt	125,000	125,000

Total liabilities	259,125	269,574

Shareholders equity:
Preferred stock	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 27,730 at April 30, 2004 and 27,501 at January 31, 2004	277	275
Additional paid-in capital	189,541	187,652
Unearned compensation	(1,833)	(319)
Accumulated deficit	(51,525)	(46,999)
Accumulated other comprehensive income	1,353	2,198

Total shareholders’ equity	137,813	142,807

	$396,938	$412,381

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 30,
	2004	2003
Operating Activities:
Net loss	$(4,526)	$(2,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	344	—
Depreciation and amortization	7,251	3,712
Non-cash compensation expense	149	132
Net gain on sale of marketable securities	—	(747)
Changes in deferred taxes	—	(51)
Changes in operating assets and liabilities:
Receivables	25,484	10,322
Inventories	(288)	6,235
Other current assets	(1,132)	(498)
Accounts payable	(10,353)	(1,981)
Accrued liabilities	(3,561)	(2,697)
Deferred revenue	359	1,557

Net cash provided by continuing operations	13,727	13,902
Net cash used in discontinued operations	(344)	—

Cash provided by operating activities	13,383	13,902

Investing Activities:
Additions to property and equipment	(4,811)	(1,020)
Additions to field support spares	(2,094)	(688)
Purchase of marketable securities	(4,928)	(19,909)
Proceeds from redemption of marketable securities	236	129,775
Other assets	(2,347)	72

Cash provided by (used in) investing activities	(13,944)	108,230

Financing Activities:
Proceeds from issuance of common stock	228	112
Repayments of obligations under capital leases	(777)	(226)

Cash used in financing activities	(549)	(114)

Effects of exchange rate changes	(666)	(481)

Net increase (decrease) in cash and cash equivalents	(1,776)	121,537
Cash and cash equivalents— beginning of period	75,267	98,341

Cash and cash equivalents— end of period	$73,491	$219,878

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission. References to fiscal 2004 and 2003, represent the twelve months ended January 31, 2005 and 2004, respectively.

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

     The Company’s investments in marketable securities primarily consist of U.S. government and agency securities, corporate debt securities and bank certificates of deposit. The Company also holds trading securities consisting of various mutual funds. The Company intends to use any gain or loss from these investments to fund the investments gains and losses allocated to participants under the Company’s executive deferred compensation plan.

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	April 30,	January 31,
	2004	2004
Inventories:
Components and subassemblies	$14,774	$14,311
Work in process	4,096	4,015
Finished goods	11,819	11,650

	$30,689	$29,976

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

     The Company acquired Inrange to significantly broaden its portfolio of storage networking products and solutions, particularly in the area of Fibre Channel and FICON switching, increase its global size and scope, and expand its customer base. Management believes the acquisition provides the Company with significant revenue growth and cost reduction synergies. Management believes the integration of the two companies completed in fiscal 2003, will result in over $20,000 in annualized cost savings.

     The acquisition was accounted for as a purchase and the consolidated financial statements of the Company include the results of Inrange since May 5, 2003. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows:

Purchase Price:
Cash paid	$190,526
Value of stock option grants	10,286
Transaction costs	3,347

Total Purchase consideration paid	$204,159

Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$41,088
Accounts receivable	34,542
Inventory	12,461
Property and equipment	22,538
Field support spares	7,757
Developed technology	20,248
Customer list	15,294
Trademarks	1,234
In-process research and development charge	19,706
Goodwill	86,899
Deferred taxes	75
Other assets	6,677
Accounts payable	(10,788)
Accrued expenses	(32,628)
Deferred revenue	(20,944)

Total purchase consideration paid	$204,159

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended April 30, 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003:

	Pro Forma
	Three months ended
	April 30,
	2004	2003
Total revenue	$96,237	$92,492
Net loss	$(4,526)	$(12,846)
Net loss per share	$(.16)	$(.48)

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

     As part of the Inrange acquisition, the Company assumed the 2000 Inrange stock compensation plan which provides for the issuance of up to 3,782,993 shares of the Company’s common stock. The plan provided for the conversion of pre-existing Inrange stock options into company stock options. The options granted under the 2000 Inrange stock compensation plan were valued at $10,286 using the Black-Scholes option-pricing model. The amount was deemed to be part of the Inrange purchase price and was recorded as additional paid-in capital.

     The intangible assets acquired included developed technology, customer list and trademarks valued at $20.2 million, $15.3 million and $1.2 million, respectively. The developed technology, customer list and trademarks are being amortized on a straight-line basis over periods of approximately five years, seven years and five years, respectively. Goodwill resulting from the acquisition of $86.9 million is deductible for income tax purposes.

     The Company has allocated $19.7 million of the Inrange purchase price to acquired in-process research and development to reflect the value of new Fibre Channel switching technology that was approximately 50% complete at the time of acquisition. At the date of acquisition, the technological feasibility of the new Fibre Channel switching technology had not been attained and the technology had no alternative future use. The new Fibre Channel switching technology is projected to have significantly greater functionality and port density when compared to other Fibre Channel technology currently available in the marketplace. The allocation to in-process research and development was based on an independent third party appraisal that utilized the excess earnings approach. Significant assumptions used in the third party appraisal include the cost to complete the project, and the projected revenue and expense generated over the estimated life cycle of the new Fibre Channel switching technology.

     A significant part of our integration strategy related to the Inrange acquisition, included the termination of duplicative employees across most functional areas, and the closing of duplicative facilities to obtain cost synergies. Integration planning was initiated prior to the closing of the acquisition. Severance costs for terminated Inrange employees were treated as an acquired liability, effectively increasing the purchase price. Severance costs for terminated CNT employees were recorded as an expense in the statement of operations. The integration plan resulted in the termination of 165 employees, including employees of both CNT and Inrange. The duplicative facilities that were closed were part of the pre-acquisition Inrange business, and the accrual for future rents associated with these facilities was treated as an acquired liability, effectively increasing the purchase price. The integration of product strategies for the new combined entity resulted in a $1.6 million charge in fiscal 2003 for the write-down of inventory that CNT had purchased prior to the acquisition. There have been no subsequent sales of this inventory.

     A summary of severance and facility accrual activity follows:

	Obligation		Obligation
	As of		As of
	January 31, 2004	Utilization	April 30, 2004
Inrange severance	$283	$(62)	$221
CNT severance	$50	$—	$50
Duplicative facilities	$5,574	$(1,138)	$4,436

BI-Tech

     On June 24, 2002, the Company acquired all the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12 million in cash plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The Company has allocated $6.5 million, $1.1 million and $250 of the purchase price to goodwill, customer list and non-compete agreements, respectively. The customer list and non-compete agreements are currently being amortized over periods of ten and two years, respectively. The accompanying financial statements include the results of BI-Tech since June 24, 2002.

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. No additional goodwill and compensation expense has been recorded under this earn out agreement since February 1, 2004.

(5) GOODWILL AND INTANGIBLE ASSETS

     The change in the net carrying amount of goodwill for the first three months of 2004 was as follows:

Total
Balance February 1, 2004	$105,203
Acquisition of Inrange	(117)

Balance as of April 30, 2004	$105,086

     The components of other amortizable intangible assets were as follows:

	April 30, 2004		January 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer list	$16,924	$(2,411)	$16,924	$(1,883)
Trademarks	1,234	(246)	1,234	(185)
Developed technology	20,248	(4,220)	20,248	(3,165)
Non-compete agreements	250	(230)	250	(198)

Total	$38,656	$(7,107)	$38,656	$(5,431)

Total other intangible assets, net	$31,549		$33,225

     Amortization expense for intangible assets during the first quarter of 2004 was $1.7 million. Amortization expense for the remainder of 2004 is estimated to be $5.2 million. Amortization expense is estimated to be $6.8 million in 2005 and 2006, $6.2 million in 2007 and $3.2 million in 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Three months ended
	April 30,
	2004	2003
Net loss	$(4,526)	$(2,082)
Foreign currency translation adjustment, net of tax effect of $0	845	(213)

Total comprehensive loss	$(3,681)	$(2,295)

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

     In January 2004, the Company entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of its 3% convertible subordinated notes due February 2007 such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from May 1, 2004 through July 31, 2004 is approximately 1.865%. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $2.5 million at April 30, 2004. The Company could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the three months ended April 30, 2004 and 2003 was $5.92 and $5.01, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	April 30,
	2004	2003
Risk free interest rate	3.08%	3.15%
Expected life	5.73	6.18
Expected volatility	94.59%	87.38%

     Had the Company recorded compensation cost for its stock options based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three months ended
	April 30,
	2004	2003
Net loss, as reported	$(4,526)	$(2,082)
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax	(2,810)	(2,508)

Pro forma net loss	$(7,336)	$(4,590)

Basic & diluted net loss per share:
As reported	$(.16)	$(.08)
Pro forma	$(.27)	$(.17)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty costs, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The changes in warranty reserve balances for the three months ended April 30, 2004 and 2003 were as follows:

	April 30,
	2004	2003
Beginning balance	$2,348	$1,521
Charged to cost of product	1,010	358
Cost of warranty	(892)	(711)

Ending balance	$2,466	$1,168

(10) NEW ACCOUNTING PRONOUNCEMENTS

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

(11) DISCONTINUED OPERATIONS

     In connection with the acquisition of Inrange, the Company acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, the business and its net assets totaling approximately $2.0 million were sold for estimated cash proceeds of $1.3 million, subject to adjustment based on the final agreed upon net assets of the business, and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow the Company to focus on its core storage networking solutions business. Revenue and expense for the ERP business in the first quarter of 2004 totaled approximately $2.5 million and $2.8 million, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business for the first quarter of 2004 totaling $344 was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450 has been recorded as reduction in goodwill from the Inrange Technologies acquisition during the first quarter of 2004.

(12) ENTERPRISE-WIDE INFORMATION

     Summarized information regarding enterprise-wide revenue and gross margins from external customers are as follows:

	April 30,
	2004	2003
Revenue:
Proprietary products	$38,511	$18,294
Third party products	25,164	16,110
Professional services	11,604	7,088
Maintenance	20,958	10,838

Total	$96,237	$52,330

Gross margins:
Proprietary products	$21,365	$9,980
Third party products	4,128	2,790
Professional services	2,336	2,404
Maintenance	9,471	5,436

Total	$37,300	$20,610

(13) LITIGATION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004.

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

     On May 5, 2003, we completed the acquisition of Inrange for $190 million in cash plus transaction costs. Inrange designs, manufactures, markets and supports switching and networking products for storage and data networks. Inrange’s flagship product, the FC/9000®, is the most scalable storage networking director-class switch available for SANs. With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000® provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. The acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services, with combined 2003 pro forma annual revenues of approximately $400 million. We believe we have global leadership positions in our combined markets. The acquisition significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, expands our customer base, and provided us with significant opportunities for both revenue growth and cost reduction synergies. Our integration of the two companies has resulted in over $20 million in projected annualized cost savings.

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

     In fiscal 2003, we achieved cost synergies in most functional areas of our business due to the Inrange acquisition. We consolidated our manufacturing operations, including the in-house capability to add parts and components to printed circuit boards. We anticipate that these cost synergies will continue in fiscal 2004. The mix of products sold by us, (i.e. our proprietary products or third party products), and the level of services we provide to customers has a significant impact on our level of profitability in any given quarterly period.

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

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement whereby a wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During fiscal 2003 we incurred integration charges related to the acquisition of $5.4 million, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. We also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. The integration of Inrange is now complete and no further integration charges are anticipated in fiscal 2004. Our consolidated financial statements include the results of Inrange from May 5, 2003. See footnote 4 per the accompanying financial statements for a summary of the purchase price allocation and pro forma results of operations as if the acquisition of Inrange took place on February 1, 2003.

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

     The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. A modification to the purchase agreement was made during the second quarter of fiscal 2003, whereby the first earn out period ended April 30, 2003. It also guarantees the former stockholders a minimum payment for the second earn out period, which ends June 30, 2004, of at least $3.9 million. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. No additional goodwill and compensation expense have been recorded under this earn out agreement since February 1, 2004.

Discontinued Operations

     In connection with the acquisition of Inrange Technologies in May 2003, we acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, the business and its net assets totaling approximately $2.0 million were sold for estimated cash proceeds of $1.3 million, subject to adjustment based on the final agreed upon net assets of the business, and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow us to focus on our core storage networking solutions business. Revenue and expense for the ERP business in the first quarter of 2004 totaled approximately $2.5 million and $2.8 million, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business for the first quarter of 2004 totaling $344,000 was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450,000 during the first quarter of 2004 has been recorded as reduction in goodwill related to the Inrange acquisition.

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

Valuation Allowance for Deferred Tax Assets

     In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a full valuation allowance for our United States deferred tax assets. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes more likely than not that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire until 15 to 20 years from now.

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Three months ended
	April 30,
	2004	2003
Revenue:
Product sales	66.2%	65.7%
Service fees	33.8	34.3

Total revenue	100.0	100.0

Gross profit:
Product sales	40.0	37.1
Service fees	36.3	43.7

Total gross profit	38.8	39.4

Operating expenses:
Sales and marketing	24.7	27.1
Engineering and development	13.7	11.3
General and administrative	3.6	4.9

Total operating expenses	42.0	43.3

Loss from operations	(3.2)%	(3.9)%

     Cost of product for the first three months of 2004 includes $1.1 million of amortization of developed technology related to the Inrange acquisition. Sales and marketing expense includes $608,000 of amortization for trademarks and customer lists which are also related to the Inrange acquisition.

Revenue

Product revenue

     Sales of our proprietary products generated revenues of $38.5 million in the first quarter of 2004, up $20.2 million or 111% from the first quarter of 2003. The vast majority of the increase in proprietary product sales relates to the acquisition of Inrange. Throughout fiscal 2003, we worked to fully integrate the Inrange products into our existing proprietary product offerings, and now offer our customers one complete and fully integrated line of proprietary storage networking products.

     Sales of our third party storage solutions products generated revenues of $25.2 million in the first quarter of 2004, up $9.1 million or 56% from the first quarter of 2003. During the first three months of 2004, we received a large customer order which accounted for the majority of this increase. Our sales representatives that we employed prior to our acquisition of Inrange also have become more proficient at selling third party storage solutions. We also anticipate that third party storage solutions products revenue will increase in the future periods once the sales representatives we acquired with the Inrange acquisition become more experienced and proficient at selling third party products.

Service revenue

     Maintenance revenues from our proprietary products for the first quarter of 2004 totaled $21.0 million, up $10.1 or 93% from the first quarter of 2003. The increase is primarily attributable to our acquisition of Inrange, as maintenance related to the proprietary products acquired from Inrange provide us with a recurring annual revenue stream of approximately $40 million.

     Our consulting fee revenues increased 64% in the first quarter of 2004 to $11.6 million from $7.1 million in the first quarter of 2003. We have started to offer professional consulting services with sales of the proprietary products we acquired from Inrange, and have trained the Inrange sales force to sell these services, along with our proprietary and third party products. Our sales force has also become more experienced and proficient at selling our consulting services. A significant component of our strategy includes having a direct sales force and professional consulting organization capable of providing customers with complete end-to-end storage networking solutions, thereby capturing more of the customers IT spending and increasing our overall consulting fee and product revenue.

General

     Revenue generated from the sale of products and services outside the United States for the first quarter of 2004 totaled $31.4 million, up 104% from $15.3 million in the first quarter of 2003. We derived 33% and 29% of our revenue outside the United States for the first quarter of fiscal 2004 and 2003, respectively. The increase in revenue generated outside the United States and the increase in revenue generated outside the United States as a percentage of our total revenue is primarily attributable to the acquisition of Inrange in May 2003. The acquisition of Inrange expanded our presence outside the United States, primarily in Europe. During calendar year 2002, international sales accounted for approximately 40% of Inrange’s total revenue. We expect to continue to expand our presence outside the United States, thereby increasing both our sales outside the United States, and our overall percentage of revenue coming from international markets.

     Two customers accounted for 17% and 20%, respectively, of our revenue during the first quarter of 2004. No customer accounted for more than 10% of our revenue during the first quarter of 2003. Price discounting had a small impact on our product revenue during these periods.

Gross Profit Margins

Product margins

     Gross margins from the sale of our proprietary products for the first quarter of 2004 were 55%, compared to 55% in the first quarter of 2003. Excluding the $1.1 million of amortization expense for developed technology related to the Inrange acquisition, gross margins for the first quarter of 2004 would have been 58%. The improvement in gross margin percentage, excluding the amortization of developed technology, was due to the cost synergies resulting from the Inrange acquisition. We obtained significant cost synergies by consolidating our manufacturing operations following the acquisition of Inrange, resulting in lower labor and overhead costs. A significant part of our product cost includes the addition of parts and components to printed circuit boards. Following the acquisition of Inrange, we were able to reduce our material costs by bringing this activity in-house. We previously outsourced this activity to various third party suppliers.

     Gross margins from the sale of third party storage solutions products for the first quarter of 2004 were 16% compared to 17% in the first quarter of 2003. The slight decrease in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the high teens in future periods.

Service margins

     Gross service margins from maintenance of our proprietary products in the first quarter of 2004 were 45%, compared to 50% in the first quarter of 2003. The decrease in gross margin percentage was primarily due to the cost associated with our continued efforts to enhance the level of service provided to the Inrange customer install base.

     Gross profit margins from our consulting fees in the first quarter of 2004 were 20%, compared to 34% in the first quarter of 2003. The decrease in gross margin percentage was due to our acquisition of Inrange, and a planned expansion of our consulting workforce. The consulting business we acquired with our May 2003 acquisition of Inrange generated lower gross margin percentages than our pre-acquisition consulting business due to lower utilization of employee consultants. We also expanded our workforce of consulting employees in the first quarter of 2004 in anticipation of additional future revenue. We anticipate that our gross profit margin percentages from consulting fees will increase in future periods as revenue and utilization of the Inrange consulting force and our newly hired consulting employees increase.

Operating Expenses

Sales and marketing

     Sales and marketing expense for the first quarter of 2004 totaled $23.7 million, up 67% from $14.2 million in the first quarter of 2003. Excluding amortization for customer list and trademarks related to our acquisition of Inrange for the first quarter 2004 of $608,000, our sales and marketing expense would have been $23.1 million. Substantially all of the increase was due to our acquisition of Inrange in May 2003.

Engineering

     Engineering and development expense for the first quarter of 2004 totaled $13.2 million, up 122% from $5.9 million in the first quarter of 2003. The increase was primarily due to our acquisition of Inrange in May of 2003. We are committed to the future development of our Fibre Channel director products, and our UltraNet® family of products. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, and new features for existing products.

General and administrative

     General and administrative expenses for the first quarter of 2004 totaled $3.5 million, up 37% from $2.6 million in the first quarter of 2003. The increase in expense was primarily due to our acquisition of Inrange in May 2003.

Other

     Other expense for the first quarter of 2004 totaled $822,000, compared to other income of $700,000 for the first quarter of 2003. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. Coupon interest on the notes, plus amortization of debt issuance costs, and interest expense from our capital lease obligations resulted in interest expense for the first quarter of 2004 of $1.0 million, compared to interest expense of $1.1 million in the first quarter of 2003. In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007 such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from May 1, 2004 through July 31, 2004 is approximately 1.865%. Interest and other income totaled $210,000 in the first quarter of 2004, compared to $1.1 million in the first quarter of 2003. During the first quarter of 2003, we sold substantially all of our investments in marketable securities to finance our acquisition of Inrange on May 5, 2003 for $190 million in cash. The sale resulted in a net realized gain totaling $747,000, and was the primary reason for the reduction in interest income when comparing the first quarter of 2004 and 2003.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at April 30, 2004 totaled $80.4 million, an increase of $2.9 million since January 31, 2004. The increase is primarily due to a reduction in our accounts receivable during the first three months of 2004 of $25.5 million which was offset by a reduction in accounts payable and accrued expenses of $13.9 million. Other uses of cash during the first three months of 2004 included capital equipment and field support spares totaling $6.9 million. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     At April 30, 2004, our available cash and marketable securities totaled $80.4 million. We believe that our available balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least for the next twelve months. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels from Inrange products and services and payments of expenses in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at April 30, 2004, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to Five	After
Cash Obligation	Total	One year	Three Years	Years	Five Years
Capital leases	$10.0	$3.0	$6.7	$.3	None
Operating leases	$46.4	$10.0	$22.0	$13.1	$1.3
Purchase orders	$28.7	$28.7	None	None	None
BI-Tech earn out	$3.9	$3.9	None	None	None
Convertible notes, plus interest	$136.2	$3.8	$132.4	None	None

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

     At April 30, 2004, our marketable securities include $1.4 million of various mutual funds. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of April 30, 2004, we had no open forward exchange contracts.

     In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from May 1, 2004 through July 31, 2004 is approximately 1.865%. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $2.5 million at April 30, 2004. We could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes. A 25 basis point increase in the LIBOR rate would increase our annual interest expense by $187,500.

     On April 30, 2004, the reported trading price of our convertible subordinated notes due 2007 was $86 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $107.7 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On April 30, 2004, the last reported sale price of our common stock on the Nasdaq Market was $6.55 per share.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the Evaluation Date). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be assurance that design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the CEO and CFO believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

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

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures, (ii) variability in quarterly and annual sales, (iii) economic trends in various geographic markets, including changes in IT spending levels; (iv) relationships with our strategic partners; (v) unanticipated risks associated with introducing new products and features; (vi) technological change affecting our products; (vii) adverse judgments in present and future litigation; (viii) our ability to obtain market acceptance of our new products; (ix) our ability to anticipate end user needs; (x) dependence on sole source and limited source suppliers; (xi) our ability to retain and attract key personnel; (xii) the existence of undetected errors in our products; (xiii) our ability to protect our intellectual property and defend against infringement claims; (xiv) variability in gross profit caused by sales mix and other factors; (xv) receipt of anticipated orders; and (xvi) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including our Form 10-K. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 13 (Litigation) to the consolidated financial statements included in Part I of this form 10-Q is hereby incorporated by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

     (e) Repurchases of securities in current quarter.

In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. As of January 31, 2004, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. No common stock or debt was repurchased during the three months ended April 31, 2004.

Items 3-5. None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International dated January 6, 2004. (2)

10.1E	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (1)(2)

10.1F	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (1)(2)

10.2D	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (1)(2)

10.2E	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (1)(2)

10.5F	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (1)(2)

10.5G	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (1)(2)

10.14A	Amendment to Inrange Technologies Corporation 2000 Stock Compensation Plan. (1)(2)

10.14B	Form of Non-Qualified Stock Option Agreement to be used in conjunction with the Amended Inrange Technologies Corporation 2000 Stock Compensation Plan. (1)(2)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (2)

31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2) of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

     (b) Reports on Form 8-K

          A current report on Form 8-K was dated and furnished March 1, 2004, pursuant to Item 12 (Results of Operations and Financial Condition) to report the press release announcing the Company’s financial results for the fourth quarter of 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: May 28, 2004

By:	/s/ Gregory T. Barnum
Gregory T. Barnum
Chief Financial Officer (Principal financial officer)

By:	/s/ Jeffrey A. Bertelsen
Jeffrey A. Bertelsen
Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International dated January 6, 2004. (2)

10.1E	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (1)(2)

10.1F	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (1)(2)

10.2D	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (1)(2)

10.2E	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (1)(2)

10.5F	Form of Restricted Stock Unit Agreement to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (1)(2)

10.5G	Form of Deferred Stock Award Election to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (1)(2)

10.14A	Amendment to Inrange Technologies Corporation 2000 Stock Compensation Plan. (1)(2)

10.14B	Form of Non-Qualified Stock Option Agreement to be used in conjunction with the Amended Inrange Technologies Corporation 2000 Stock Compensation Plan. (1)(2)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (2)

31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2) of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.