Form 10-Q
period 2004-07-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2004-09-09
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota (State of Incorporation)	41-1356476 (I.R.S. Employer Identification No.)

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

As of July 31, 2004, the registrant had 27,921,267 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenue:
Product sales	$44,564	$63,489	$108,239	$97,893
Service fees	32,600	31,390	65,162	49,316

Total revenue	77,164	94,879	173,401	147,209

Cost of revenue:
Cost of product sales	26,145	39,244	64,327	60,878
Cost of service fees	19,063	18,400	39,818	28,486

Total cost of revenue	45,208	57,644	104,145	89,364

Gross profit	31,956	37,235	69,256	57,845

Operating expenses:
Sales and marketing	23,570	24,616	47,296	38,822
Engineering and development	13,901	12,025	27,058	17,945
General and administrative	4,593	5,266	8,095	7,822
In-process research and development charge	—	19,706	—	19,706

Total operating expenses	42,064	61,613	82,449	84,295

Loss from operations	(10,108)	(24,378)	(13,193)	(26,450)

Other income (expense):
Net gain on sale of marketable securities	—	—	—	747
Interest expense	(1,001)	(1,094)	(2,033)	(2,220)
Interest income and other, net	253	375	463	1,454

Other income (expense), net	(748)	(719)	(1,570)	(19)

Loss before income taxes	(10,856)	(25,097)	(14,763)	(26,469)
Provision for income taxes	913	288	1,188	998

Loss from continuing operations	(11,769)	(25,385)	(15,951)	(27,467)

Discontinued operations, net of tax	(370)	(437)	(714)	(437)

Net loss	$(12,139)	$(25,822)	$(16,665)	$(27,904)

Basic & diluted loss per share:
Continuing operations	$(0.42)	$(0.94)	$(0.58)	$(1.02)

Discontinued operations	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Net loss	$(0.44)	$(0.96)	$(0.60)	$(1.03)

Shares	27,768	26,979	27,685	26,973

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,
	2004	January 31,
	(unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$59,768	$75,267
Marketable securities	11,730	2,219
Receivables, net	75,086	99,815
Inventories	45,785	29,976
Other current assets	5,123	4,400

Total current assets	197,492	211,677

Property and equipment, net	43,738	40,313
Field support spares, net	12,372	11,951
Goodwill	105,086	105,203
Other intangibles, net	29,743	33,225
Deferred tax asset	285	872
Other assets	14,105	9,140

	$402,821	$412,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,063	$47,696
Accrued liabilities	35,986	43,733
Customer deposit	13,662	—
Deferred revenue	44,532	47,058
Current installments of obligations under capital lease	2,670	1,619

Total current liabilities	143,913	140,106

Obligations under capital lease, less current installments	6,439	4,468
Convertible subordinated debt	125,000	125,000

Total liabilities	275,352	269,574

Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 27,921 at July 31, 2004 and 27,501 at January 31, 2004	279	275
Additional paid-in capital	191,085	187,652
Unearned compensation	(1,754)	(319)
Accumulated deficit	(63,664)	(46,999)
Accumulated other comprehensive income	1,523	2,198

Total shareholders’ equity	127,469	142,807

	$402,821	$412,381

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 31,
	2004	2003
Operating Activities:
Net loss	$(16,665)	$(27,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	714	437
Depreciation and amortization	14,896	11,162
In-process research and development charge	—	19,706
Non-cash compensation expense	656	280
Net gain on sale of marketable securities	—	(747)
Changes in deferred taxes	587	7
Changes in operating assets and liabilities:
Receivables	24,781	(2,967)
Inventories	(15,384)	10,970
Other current assets	(428)	3,591
Accounts payable	(633)	321
Accrued liabilities	(8,739)	(7,672)
Customer deposits	13,662	—
Deferred revenue	(2,526)	927

Net cash provided by continuing operations	10,921	8,111
Net cash used in discontinued operations	(714)	(437)

Cash provided by operating activities	10,207	7,674

Investing Activities:
Additions to property and equipment	(10,070)	(4,434)
Additions to field support spares	(3,235)	(739)
Acquisition of Inrange Technologies, net of cash acquired	—	(152,585)
Net redemption (purchase) of marketable securities	(9,511)	102,500
Other assets	(3,224)	392

Cash used in investing activities	(26,040)	(54,866)

Financing Activities:
Proceeds from issuance of common stock	1,346	1,032
Repayments of obligations under capital leases	(519)	(418)

Cash provided by financing activities	827	614

Effects of exchange rate changes	(493)	(218)

Net decrease in cash and cash equivalents	(15,499)	(46,796)
Cash and cash equivalents— beginning of period	75,267	98,341

Cash and cash equivalents— end of period	$59,768	$51,545

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

     On May 5, 2003, the Company completed the acquisition of Inrange Technologies (Inrange) for $190 million in cash. The acquisition was accounted for as a purchase, and the Company’s financial statements include the results of Inrange since May 5, 2003. See footnote 4 “Acquisition of Inrange” for further information regarding the effect of the Inrange acquisition on the Company’s balance sheet and results of operations.

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

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	July 31,	January 31,
	2004	2004
Inventories:
Components and subassemblies	$19,042	$14,311
Work in process	1,880	4,015
Finished goods	24,863	11,650

	$45,785	$29,976

(4) ACQUISITION OF INRANGE

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

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended July 31, 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003:

	Pro Forma		Pro Forma
	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Total revenue	$77,164	$94,879	$173,401	$187,465
Loss – continuing operations	$(11,769)	$(5,679)	$(15,951)	$(16,781)
Loss per share – continuing operations	$(.42)	$(.21)	$(.58)	$(.62)

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

     A significant part of our integration strategy related to the Inrange acquisition, included the termination of duplicative employees across most functional areas, and the closing of duplicative facilities to obtain cost synergies. Integration planning was initiated prior to the closing of the acquisition. Severance costs for terminated Inrange employees were treated as an acquired liability, effectively increasing the purchase price. Severance costs for terminated CNT employees were recorded as an expense in the statement of operations. The integration plan resulted in the termination of 165 employees, including employees of both CNT and Inrange. The duplicative facilities that were closed were part of the pre-acquisition Inrange business, and the accrual for future rents associated with these facilities was treated as an acquired liability, effectively increasing the purchase price. The integration of product strategies for the new combined entity resulted in a $1.6 million charge in fiscal 2003 for the write-down of inventory that CNT had purchased prior to the acquisition. There have been no significant subsequent sales of this inventory.

     A summary of severance and facility accrual activity follows:

	Obligation		Obligation
	As of		As of
	January 31, 2004	Utilization	July 31, 2004
Inrange severance	$283	$(118)	$165
CNT severance	$50	$(33)	$17
Duplicative facilities	$5,574	$(1,484)	$4,090

     Amounts for severance will be paid in 2004. Amounts for facilities will be paid through 2012.

(5) GOODWILL AND INTANGIBLE ASSETS

     The change in the net carrying amount of goodwill for the six months of 2004 was as follows:

Total
Balance February 1, 2004	$105,203
Acquisition of Inrange	(117)

Balance as of July 31, 2004	$105,086

     The components of other amortizable intangible assets were as follows:

	July 31, 2004		January 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer list	$16,924	$(3,079)	$16,924	$(1,883)
Trademarks	1,234	(309)	1,234	(185)
Developed technology	20,248	(5,275)	20,248	(3,165)
Non-compete agreements	250	(250)	250	(198)

Total	$38,656	$(8,913)	$38,656	$(5,431)

Total other intangible assets, net	$29,743		$33,225

     Amortization expense for intangible assets during the second quarter and first six months of 2004 was $1.8 million and $3.5 million, respectively. Amortization expense for the remainder of 2004 is estimated to be $3.4 million. Amortization expense is estimated to be $6.8 million in 2005 and 2006, $6.2 million in 2007 and $3.2 million in 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Six months ended
	July 31,
	2004	2003
Net loss	$(16,665)	$(27,904)
Unrealized loss on marketable securities, net of tax effect of $0 and $277	—	(444)
Realized gains on marketable securities included in net loss, net of tax effect of $0 and $288	—	(459)
Foreign currency translation adjustment, net of tax effect of $0	(675)	(61)

Total comprehensive loss	$(17,340)	$(28,868)

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

     In January 2004, the Company entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of its 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from August 1, 2004 through October 31, 2004 is approximately 2.375%, compared to 1.865% for the three month period ended July 31, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at July 31, 2004. The Company could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the six months ended July 31, 2004 and 2003 was $5.82 and $5.01, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Risk free interest rate	4.26%	2.55%	3.93%	2.71%
Expected life	5.93	6.68	5.83	6.68
Expected volatility	92.49%	86.60%	93.54%	86.60%

     Had the Company recorded compensation cost for its stock options based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net loss, as reported	$(12,139)	$(25,822)	$(16,665)	$(27,904)
Add: Total stock-based employee compensation expense included in reported net loss, net of tax	507	148	656	280
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax	(3,078)	(2,931)	(5,798)	(5,572)

Pro forma net loss	$(14,710)	$(28,605)	$(21,807)	$(33,196)

Basic & diluted net loss per share:
As reported	$(0.44)	$(.96)	$(0.60)	$(1.03)
Pro forma	$(0.53)	$(1.06)	$(0.79)	$(1.23)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty costs, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The changes in warranty reserve balances for the six months ended July 31, 2004 and 2003 were as follows:

	July 31,
	2004	2003
Beginning balance	$2,348	$1,521
Inrange acquisition	—	1,709
Charged to cost of product	463	636
Cost of warranty	(865)	(1,299)

Ending balance	$1,946	$2,567

(10) DISCONTINUED OPERATIONS

     In connection with the acquisition of Inrange, the Company acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $2.0 million were sold for estimated cash proceeds of $1.3 million, subject to adjustment based on the final agreed upon net assets of the business, and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow the Company to focus on its core storage networking solutions business. Revenue and expense for the ERP business in the first half of 2004 totaled approximately $2.6 million and $3.3 million, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business for the second quarter and first half of 2004 totaling $370 and $714, respectively, was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450 has been recorded as reduction in goodwill from the Inrange acquisition during the first quarter of 2004.

(11) ENTERPRISE-WIDE INFORMATION

     Summarized information regarding enterprise-wide revenue and gross margins from external customers are as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenue:
Proprietary products	$31,903	$51,038	$70,414	$69,332
Third party products	12,661	12,451	37,825	28,561
Professional services	10,389	9,372	21,993	16,460
Maintenance	22,211	22,018	43,169	32,856

Total	$77,164	$94,879	$173,401	$147,209

Gross margins:
Proprietary products	$16,704	$22,655	$38,069	$32,635
Third party products	1,715	1,590	5,843	4,380
Professional services	2,611	2,349	4,947	4,753
Maintenance	10,926	10,641	20,397	16,077

Total	$31,956	$37,235	$69,256	$57,845

(12) LITIGATION

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division. The action was commenced on February 27, 2003. The complaint claims that Inrange is infringing one SBC patent by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches, for use in storage networks that allegedly embody certain inventions claimed in a patent owned by SBC. The complaint asks for judgment that SBC’s patent is infringed by the defendants in the case, an accounting for actual damages, attorneys fees, costs of suit and other relief. Additionally, Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired the product from Inrange. Hitachi Data Systems Corporation has informed Inrange that it has also received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys for this action. Hitachi has put Inrange on notice that it will tender any claim by Eclipsys for indemnification and defense of this action to Inrange. Inrange has answered, denying SBC’s allegations. The case is in the discovery phase, and a claim construction of the asserted patent has not occurred. Management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

     A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court also denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, a stipulation of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. The settlement was approved subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Inrange’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

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

     On May 5, 2003, we completed the acquisition of Inrange for $190 million in cash, issuance of stock option grants to certain employees, plus transaction costs. Inrange designs, manufactures, markets and supports switching and networking products for storage and data networks. In July 2004, we announced a new storage networking infrastructure platform, the UltraNet Multi-Service Director (UMD), the most scalable family of new-generation, multi-service enterprise directors that form the foundation for emerging IT infrastructure strategies, such as tiered storage, information lifecycle management and utility computing, while simplifying infrastructure and reducing costs. With ability for customers to upgrade and scale to 512 non-blocking ports at 4Gbps, we believe the UMD provides a platform from which enterprises can build storage networks with unprecedented reliability, availability and serviceability, while providing the customer with significant upgrade flexibility and investment protection. The acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services, it significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, and expands our customer base.

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

     While the Fibre Channel and FICON switching markets have yet to develop fully, we believe that the market for our Fibre Channel and FICON switching products, including our next generation UMD family of products and our FC/9000® products are highly competitive, continually evolving and subject to rapid technology change. Our competitors in Fibre Channel and FICON switching include Brocade Communications Systems, McData Corporation, Cisco Systems, Inc., and Qlogic Corporation, as well as storage system vendors who may re-sell the Fibre Channel and FICON switching products manufactured by our competitors.

     We anticipate that the UMD and FC/9000® Fibre Channel and FICON switching products, will account for a significant and growing portion of our proprietary product revenue in future periods. IDC estimates that the revenue for Fibre Channel hubs, switches and directors will grow from $938 million in 2003 to $2.2 billion in 2007, reflecting a compound annual growth rate of 23%. We anticipate that we will be able to capture a larger share of this growing market by expanding our established relationships with leaders in the storage networking market, including the major storage vendors, such as EMC, Hitachi Data Systems and IBM. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle. We will also expand sales of our proprietary products, including our Fibre Channel and FICON director products, through our direct sales force. We believe that our ability to provide the customer with complete professional consulting services, product maintenance and advanced networking monitoring services gives us an advantage over our competitors that will enable us to expand sales and grow market share.

     Our competitors for our wide area storage networking products, primarily our UltraNet® Director and Edge products, include storage system vendors and others including Akara, which is owned by Ciena, and Nishan Systems, which is owned by McData. In addition, Cisco has acquired technology (Andiamo and NuSpeed) with functionality similar to our product offerings. EMC has a WAN capability for storage networking that competes with our products. Our UltraNet® Director and Edge product revenue may be impacted as customers switch to channels such as FICON with improved distance and price performance capabilities or to less expensive IP based solutions. There are numerous competitors for our third party product and solution sales.

     Our revenue can be significantly impacted by general economic trends in the global economy and capital spending plans for information technology equipment. Our revenue can also be impacted by the introduction or phase out of products and services, either by us, or our competitors. The introductions of new technologies by other companies, including the large storage vendors with whom we do business, can also impact our quarterly revenue. We expect continued quarter-to-quarter fluctuations in revenue in both domestic and international markets. The timing of sizable orders, because of their relative impact on total quarterly sales, may contribute to such fluctuations. The level of product sales reported by us in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.

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

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement whereby a wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During fiscal 2003 we incurred integration charges related to the acquisition of $5.4 million, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. We also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. The integration of Inrange is now complete and no further integration charges have been incurred in fiscal 2004. Our consolidated financial statements include the results of Inrange from May 5, 2003. See footnote 4 per the accompanying financial statements for a summary of the purchase price allocation and pro forma results of operations as if the acquisition of Inrange took place on February 1, 2003.

Discontinued Operations

     In connection with the acquisition of Inrange in May 2003, we acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $2.0 million were sold for estimated cash proceeds of $1.3 million, subject to adjustment based on the final agreed upon net assets of the business, and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow us to focus on our core storage networking solutions business. Revenue and expense for the ERP business in the first half of 2004 totaled approximately $2.6 million and $3.3 million, respectively The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business for the second quarter and first half of 2004 totaling $370,000 and $714,000, respectively, was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450,000 during the first quarter of 2004 has been recorded as reduction in goodwill related to the Inrange acquisition.

Convertible Debt Offering

     In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. On August 15, 2002 a registration statement for the resale of the notes and the 6.5 million shares of common stock issuable upon conversion of the notes became effective. We intend to withdraw the registration statement as applicable agreements do not require us to maintain it any longer.

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

Restructuring and Potential Goodwill and Long-lived Asset Impairment

     During the second quarter of 2004 we experienced a continued slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. We also experienced a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These trends have negatively impacted our UltraNet® wide area extension business, and we expect these trends to continue. As a result, we have adjusted our expense levels to reflect the current outlook for our markets. In August of 2004 we had a reduction of approximately 220 employees and consultants, along with a reduction in other discretionary expenses. We anticipate these reductions will result in approximately $7.5 million of quarterly expense savings. We also anticipate that our third quarter results will include charges related to our expense reduction actions of approximately $3.5 - $4.5 million, primarily for severance and facilities closures. In August 2004, our market capitalization fell substantially below our recorded net book value, indicating that our goodwill and other long-lived assets may be impaired. We have engaged an independent third party to appraise these assets. Depending on the outcome of this appraisal, we may incur a charge in the third quarter of 2004 for impairment of goodwill and other long-lived assets.

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenue:
Product sales	57.8%	66.9%	62.4%	66.5%
Service fees	42.2	33.1	37.6	33.5

Total revenue	100.0	100.0	100.0	100.0

Gross profit:
Product sales	41.3	38.2	40.6	37.8
Service fees	41.5	41.4	38.9	42.2

Total gross profit	41.4	39.2	39.9	39.3

Operating expenses:
Sales and marketing	30.5	25.9	27.3	26.4
Engineering and development	18.0	12.7	15.6	12.2
General and administrative	6.0	5.5	4.6	5.3
In-process research and development charge	—	20.8	—	13.4

Total operating expenses	54.5	64.9	47.5	57.3

Loss from operations	(13.1)%	(25.7)%	(7.6)%	(18.0)%

Revenue

Product revenue

Sales of our proprietary products generated revenues of $31.9 million and $70.4 million in the second quarter and first half of 2004, respectively, compared to $51.0 million and $69.3 million, respectively, for the second quarter and first half of 2003. Sales of proprietary products for the second quarter of 2004 were down 37% or $19.1 million from the second quarter of 2003. During the second quarter of 2004, we continued to experience a slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. There was also a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These events impacted the sale of our proprietary wide-area extension products during the second quarter of 2004, when compared to the prior year. We currently anticipate that this trend will continue for the foreseeable future. Sales of proprietary products for the first half of 2004 were up 2% or $1.1 million when compared to the first half of 2003, due to our acquisition of Inrange on May 5, 2003.

Sales of our third party storage solution products generated revenues of $12.7 million and $37.8 million in the second quarter and first half of 2004, respectively, increases of 2% and 32%, respectively, from $12.5 million and $28.6 million for the second quarter and first half of 2003. During the first three months of 2004, we received a large customer order which accounted for the majority of the increase when comparing the first half of 2004 to the first half of 2003. Our sales representatives have also become more proficient at selling third party storage solutions, which also contributed to this growth.

Service revenue

     Maintenance revenues from our proprietary products for the second quarter and first half of 2004 totaled $22.2 million and $43.2 million, respectively, increases of 1% and 31%, respectively, from $22.0 million and $32.9 million, for the second quarter and first half of 2003. The increase in the first half of 2004 compared to the first half of 2003 is primarily attributable to our acquisition of Inrange, as maintenance related to the proprietary products acquired from Inrange provided us with a recurring annual revenue stream of approximately $40 million.

     Our consulting fee revenues for the second quarter and first half of 2004 totaled $10.4 million and $22.0 million, respectively, increases of 11% and 34%, respectively, from $9.4 million and $16.5 million in the second quarter and first half of 2003. We now offer professional consulting services with sales of the proprietary products we acquired from Inrange, and have trained the Inrange sales force to sell these services, along with our proprietary and third party products. Our sales force has also become more experienced and proficient at selling our consulting services. A significant component of our strategy includes having a direct sales force and professional consulting organization capable of providing customers with complete end-to-end storage networking solutions, thereby capturing more of the customers IT spending and increasing our overall consulting fee and product revenue.

General

     Revenue generated from the sale of products and services outside the United States for the second quarter and first half of 2004 totaled $30.9 million and $62.3 million, respectively, compared to $37.7 million and $53.1 million, respectively, in the second quarter and first half of 2003. The decline in international revenue in the second quarter of 2004 compared to the prior year was due to the previously discussed slow-down in the IT spending environment and our wide-area extension markets. The increase in international revenue for the first half of 2004 compared to 2003 was due to our acquisition of Inrange on May 5, 2003. We derived 40% and 36% of our revenue outside the United States for the second quarter and first half of 2004, compared to 39% and 36% for the same periods of 2003. The acquisition of Inrange has expanded our presence outside the United States, primarily in Europe.

     IBM and its affiliates and MetLife accounted for 16% and 17%, respectively, of our revenue during the first six months of 2004. No customer accounted for more than 10% of our revenue during the first six months of 2003. Price discounting had a small impact on our product revenue during these periods.

Gross Profit Margins

Product margins

     Gross margins from the sale of our proprietary products for the second quarter and first half of 2004 were 52% and 54%, respectively, compared to 44% and 47%, respectively, for the second quarter and first half of 2003. Included in product gross margins is amortization expense for developed technology related to the Inrange acquisition for the second quarter and first half of 2004 of $1.1 million and $2.1 million, respectively, compared to $1.1 million for both the second quarter and first half of 2003. Also included in the second quarter and first half of 2003 is a $1.6 million write down of inventory and $616,000 of severance costs, both related to the integration of Inrange. Excluding these items, our gross margins for the second quarter and first half of 2004 would have been 56% and 57%, respectively, compared to 51% and 52%, respectively, for the second quarter and first half of 2003. The improvement in gross margin percentage, excluding the amortization of developed technology and integration charges, was due to the cost synergies resulting from the Inrange acquisition. We obtained significant cost synergies by consolidating our manufacturing operations following the acquisition of Inrange, resulting in lower labor and overhead costs. A significant part of our product cost includes the addition of parts and components to printed circuit boards. Following the acquisition of Inrange, we were able to reduce our material costs by bringing this activity in-house. We previously outsourced this activity to various third party suppliers.

     Gross margins from the sale of third party storage solutions products for the second quarter and first half of 2004 were 14% and 15%, respectively, compared to 13% and 15%, respectively, in the second quarter and first half of 2003. We anticipate that product margins for third party products will remain in the mid to high teens in future periods.

Service margins

     Gross margins from maintenance of our proprietary products in the second quarter and first half of 2004 were 49% and 47%, respectively, compared to 48% and 49%, respectively, in the second quarter and first half of 2003. We presently anticipate that our gross margins from maintenance of our proprietary products will remain at the 50% level, plus or minus a few percentage points, for the foreseeable future.

     Gross profit margins from our consulting fees in the second quarter and first half of 2004 totaled 25% and 22%, respectively, compared to 25% and 29%, respectively, in the second quarter and first half of 2003. Gross profit margins for the first half of 2004 were slightly lower when compared to the first half of 2003 due to greater use of third party contractors in the first quarter of 2004.

Operating Expenses

Sales and marketing

     Sales and marketing expenses for the second quarter and first half of 2004 totaled $23.6 million and $47.3 million, respectively, down 4% from $24.6 million in the second quarter of 2003, but up 22% from $38.8 million in the first half of 2003. Included in sales and marketing expense is amortization for customer list and trademarks related to our acquisition of Inrange of $608,000 and $1.2 million, respectively, in the second quarter and first half of 2004, compared to $608,000 for both the second quarter and first half of 2003. Also included in the second quarter and first half of 2004 is $331,000 of severance related to restructuring and non-cash stock compensation expense of $36,000. During the second quarter and first half of 2003, we incurred an integration charge relating to the acquisition of Inrange of $1.2 million, primarily for wages and severances, and $158,000 related to the earn out payable to the BI-Tech employees. Excluding these items, sales and marketing expenses for the second quarter of 2004 and 2003 were comparable. During the second quarter of 2004 we incurred additional marketing costs for product certifications, customer evaluations and marketing programs when compared to the second quarter of 2003. These increases offset lower sales compensation costs due to the $18.9 million decline in product revenue, when comparing the second quarter of 2004 to the prior year. Sales and marketing expenses for the first half of 2004 were up $8.5 million compared to the first half of 2003 due to our acquisition of Inrange in May of 2003.

Engineering

     Engineering and development expense for the second quarter and first half of 2004 totaled $13.9 million and $27.1 million, respectively, up 16% and 51%, respectively, from $12.0 million and $17.9 million, respectively, in the second quarter and first half of 2003. Included in the second quarter and first half of 2004 is $72,000 of non-cash stock compensation expense. Included in the second quarter and first half of 2003 is an integration charge of $343,000 related to our acquisition of Inrange. The increase in engineering and development expense when comparing the second quarter of 2004 to the prior year, is due to development of our new family of Fibre Channel and FICON switching products, the UMD. The increase in engineering and development expense when comparing the first half of 2004 to 2003 is due to our purchase of Inrange on May 5, 2003. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, specifically our new family of Fibre Channel and FICON director products, the UMD.

General and administrative

     General and administrative expenses for the second quarter and first half of 2004 totaled $4.6 million and $8.1 million, respectively, down 13% from $5.3 million in the second quarter of 2003 and up 3% from $7.8 million in the first half of 2003. Included in the second quarter and first half of 2004 is $342,000 of non-cash stock compensation expense. Included in the second quarter and first half of 2003 is a $1.2 million integration charge related to our acquisition of Inrange. Excluding these items, general and administrative expenses for the second quarter of 2004 were comparable to the second quarter of 2003. The increase when comparing the first half of 2004 to 2003 was primarily due to our acquisition of Inrange in May of 2003.

Other

     Other expense for the second quarter and first half of 2004 totaled $748,000 and $1.6 million, respectively, compared to other expense of $719,000 and $19,000, respectively, for the second quarter and first half of 2003. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. Coupon interest on the notes, plus amortization of debt issuance costs, and interest expense from our capital lease obligations resulted in interest expense for the second quarter and first half of 2004 totaling $1.0 million and $2.0 million, respectively, compared to $1.1 million and $2.2 million, respectively, for the second quarter and first half of 2003. In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from August 1, 2004 through October 31, 2004 is approximately 2.375%, compared to 1.865% for the three month period ended July 31, 2004. Interest and other income totaled $253,000 and $463,000 for the second quarter and first half of 2004, compared to $375,000 and $1.5 million for the second quarter and first half of 2003. During the first quarter of 2003, we sold substantially all of our investments in marketable securities to finance our acquisition of Inrange on May 5, 2003. The sale resulted in a net realized gain of $747,000, and was the primary reason for the reduction in interest income when comparing the first half of 2004 and 2003.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at July 31, 2004 totaled $71.5 million, a decrease of $6.0 million since January 31, 2004. The decrease is due to our net loss during the first half of 2004 totaling $16.7 million. Also contributing to the decrease were higher levels of inventory totaling $15.4 million and lower accrued liabilities totaling $8.7 million. Partially offsetting these uses of cash in the first half of 2004 was a reduction in accounts receivable of $25.5 million, and a customer deposit totaling $13.7 million. Other uses of cash during the first half of 2004 included capital equipment and field support spares totaling $13.3 million. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     At July 31, 2004, our available cash, cash equivalents and marketable securities totaled $71.5 million. We believe that our available balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least for the next twelve months. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels and payments of expenses in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at July 31, 2004, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to Five	After
Cash Obligation	Total	One year	Three Years	Years	Five Years
Capital leases	$9.3	$3.0	$6.1	$.2	None
Operating leases	$44.1	$9.9	$22.0	$11.8	$.4
Purchase orders	$59.8	$39.8	$20.0	None	None
BI-Tech earn out	$3.9	$3.9	None	None	None
Convertible notes, plus interest	$134.5	$3.8	$130.7	None	None

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

     At July 31, 2004, our marketable securities include $1.4 million of various mutual funds. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of July 31, 2004, we had one open forward exchange contract for 900,000 euro that is to be settled in August of 2004.

     In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The initial LIBOR setting for the swap was 1.15%, creating a combined effective rate of approximately 1.845%, which was effective until April 30, 2004. The combined effective rate for the period from August 1, 2004 through October 31, 2004 is approximately 2.375%, compared to 1.865% for the three month period ended July 31, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at July 31, 2004. We could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes. A 25 basis point increase in the LIBOR rate would increase our annual interest expense by $187,500.

     On July 31, 2004, the reported trading price of our convertible subordinated notes due 2007 was $84 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $104.8 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On September 7, 2004, the last reported sale price of our common stock on the Nasdaq Market was $3.06 per share.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report the (“Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be assurance that design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the CEO and CFO believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

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

Forward Looking Statements

     This Form 10-Q and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements, which may include statements about our:

•	anticipated receipt of orders and their impact on quarterly sales;

•	business strategy;

•	expectations regarding future liquidity, revenue levels, gross margins, expenses, operating margins and earnings per share;

•	timing of and plans for the introduction or phase-out of products or services;

•	enhancements of existing products or services;

•	plans for hiring or reducing personnel;

•	entering into strategic partnerships;

•	other plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures, (ii) variability in quarterly and annual sales, (iii) economic trends in various geographic markets, including changes in IT spending levels; (iv) relationships with our strategic partners; (v) unanticipated risks associated with introducing new products and features; (vi) technological change affecting our products; (vii) adverse judgments in present and future litigation; (viii) our ability to obtain market acceptance of our new products; (ix) our ability to anticipate end user needs; (x) dependence on sole source and limited source suppliers; (xi) our ability to retain and attract key personnel; (xii) the existence of undetected errors in our products; (xiii) our ability to protect our intellectual property and defend against infringement claims; (xiv) variability in gross profit caused by sales mix and other factors; (xv) receipt of anticipated orders; (xvi) actual expenses meeting anticipated levels; (xvii) the timing or amount of any restructuring or impairment charge, and (xviii) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including our Form 10-K. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 12 (Litigation) to the consolidated financial statements included in Part I of this form 10-Q is hereby incorporated by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Issuance of securities in current quarter.

On August 16, 2004, we issued 700,000 shares of our common stock to the former owners of BI-Tech in connection with an earn-out payment. The issuance of the securities satisfies a portion of the Company’s obligation for the purchase of BI-Tech.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

     (e) Repurchases of securities in current quarter.

In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. As of January 31, 2004, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. No common stock or debt was repurchased during the six months ended July 31, 2004. In August of 2004, we repurchased $650,000 of our convertible bonds.

Item 3. None

Item 4. Submission of matters to a vote of security holders

(a)	The annual meeting of shareholders was held on June 23, 2004

(b)	Election of directors of the company: Thomas G. Hudson Patrick W. Gross Erwin A. Kelen John A. Rollwagen Lawrence A. McLernon Katherine B. Earley Bruce J. Ryan Dr. Renato A. DiPentima

(c)	Matters voted upon

		Affirmative	Negative	Abstain	Broker
		Votes	Votes	Votes	Non-Votes
1.	Election of Directors
	Thomas G. Hudson	23,806,433	1,089,880	—	—
	Patrick W. Gross	22,988,496	1,907,817	—	—
	Erwin A. Kelen	23,763,707	1,132,606	—	—
	John A. Rollwagen	22,814,651	2,081,662	—	—
	Lawrence A. McLernon	24,639,048	257,265	—	—
	Katherine B. Earley	23,826,384	1,069,929	—	—
	Bruce J. Ryan	24,435,682	460,631	—	—
	Dr. Renato A. DiPentima	24,538,059	358,254	—	—
2.	Proposal to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending January 31, 2005.	24,482,528	296,592	117,193	—

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International date January 6, 2004. (Incorporated by reference to Exhibit 4.4 dated June 6, 2004.)

4.8	Registration Rights Agreement dated as of July 12, 2004 between the Company, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2.3 to Registration Statement No. 333-117917)

10.1(G)	Form of Restricted Stock Unit Agreement (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(H)	Form of Restricted Stock Unit Deferred Stock Award Election (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(I)	Form of Deferred Stock Unit Agreement (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(J)	Form of Deferred Stock Unit Deferred Stock Award Election (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (2)

31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2) of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

     (b) Reports on Form 8-K

      A current report on Form 8-K was dated and furnished on May 5, 2004, pursuant to Item 12 (Results of Operations and Financial Condition) to report the press release regarding the Company’s preliminary financial results for the first quarter of 2004 and certain other information. A current report on Form 8-K was dated and furnished May 17, 2004, pursuant to Item 12 (Results of Operations and Financial Condition) to report the press release announcing the Company’s financial results for the first quarter of 2004 and certain other information. An additional current report on Form 8-K was dated and furnished May 25, 2004, pursuant to Item 5 (Other Events and Required FD Disclosure) to report the press release announcing the promotion of Ed J. Walsh to Worldwide Sales, Marketing and Alliances and the departure of James A. Fanella as the former head of sales for the company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: September 7, 2004

By:	/s/ Gregory T. Barnum
Gregory T. Barnum
Chief Financial Officer (Principal financial officer)

By:	/s/ Jeffrey A. Bertelsen
Jeffrey A. Bertelsen
Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).

3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)

4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)

4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International date January 6, 2004. (Incorporated by reference to Exhibit 4.4 dated June 6, 2004.)

4.8	Registration Rights Agreement dated as of July 12, 2004 between the Company, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2.3 to Registration Statement No. 333-117917)

10.1(G)	Form of Restricted Stock Unit Agreement (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(H)	Form of Restricted Stock Unit Deferred Stock Award Election (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(I)	Form of Deferred Stock Unit Agreement (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

10.1(J)	Form of Deferred Stock Unit Deferred Stock Award Election (Director) to be used in conjunction with the Amended and Restated 1992 Stock Award Plan (1)(2)

11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (2)

31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (2)

32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief

3.1	Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2) of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.