Form 10-Q
period 2004-10-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2004-12-09
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13994

COMPUTER NETWORK TECHNOLOGY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Minnesota	41-1356476

(State of Incorporation)	(I.R.S. Employer Identification No.)

6000 Nathan Lane North, Minneapolis, Minnesota 55442

(Address of principal executive offices)(Zip Code)

Telephone Number: (763) 268-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of October 31, 2004, the registrant had 28,701,785 shares of $.01 par value common stock issued and outstanding.

COMPUTER NETWORK TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenue:
Product sales	$56,773	$65,871	$165,013	$163,764
Service fees	32,179	31,462	97,340	80,778

Total revenue	88,952	97,333	262,353	244,542

Cost of revenue:
Cost of product sales	33,513	37,023	97,840	97,901
Impairment – developed technology	11,198	—	11,198	—
Cost of service fees	18,654	18,413	58,472	46,884

Total cost of revenue	63,365	55,436	167,510	144,785

Gross profit	25,587	41,897	94,843	99,757

Operating expenses:
Sales and marketing	23,757	24,114	71,053	62,950
Engineering and development	13,386	12,229	40,443	30,174
General and administrative	3,871	4,182	11,967	12,005
Impairment – trademark	911	—	911	—
Impairment – goodwill	73,317	—	73,317	—
In-process research and development charge	—	—	—	19,706

Total operating expenses	115,242	40,525	197,691	124,835

Income (loss) from operations	(89,655)	1,372	(102,848)	(25,078)

Other income (expense):
Net gain on sale of marketable securities	—	—	—	747
Interest expense	(1,080)	(1,116)	(3,114)	(3,336)
Interest income and other, net	575	272	1,038	1,726

Other income (expense), net	(505)	(844)	(2,076)	(863)

Income (loss) before income taxes	(90,160)	528	(104,924)	(25,941)
Provision for income taxes	191	(97)	1,379	901

Income (loss) from continuing operations	(90,351)	625	(106,303)	(26,842)

Discontinued operations, net of tax	25	(388)	(688)	(825)

Net income (loss)	$(90,326)	$237	$(106,991)	$(27,667)

Basic income (loss) per share:
Continuing operations	$(3.19)	$0.02	$(3.82)	$(0.99)

Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.03)

Net loss	$(3.19)	$0.01	$(3.85)	$(1.02)

Shares	28,309	27,193	27,800	27,047

Diluted income (loss) per share:
Continuing operations	$(3.19)	$0.02	$(3.82)	$(0.99)

Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.03)

Net loss	$(3.19)	$0.01	$(3.85)	$(1.02)

Shares	28,309	28,750	27,800	27,047

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,652	$75,267
Marketable securities	17,272	2,219
Receivables, net	62,995	99,815
Inventories	37,775	29,976
Other current assets	4,435	4,400

Total current assets	163,129	211,677

Property and equipment, net	42,254	40,313
Field support spares, net	10,651	11,951
Goodwill	31,769	105,203
Other intangibles, net	16,610	33,225
Deferred tax asset	288	872
Other assets	12,236	9,140

	$276,937	$412,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,668	$47,696
Accrued liabilities	32,569	43,733
Deferred revenue	34,864	47,058
Current installments of obligations under capital lease	2,516	1,619

Total current liabilities	105,617	140,106

Obligations under capital lease, less current installments	5,391	4,468
Convertible subordinated debt	124,350	125,000

Total liabilities	235,358	269,574

Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value; authorized 100,000 shares, issued and outstanding 28,701 at October 31, 2004 and 27,501 at January 31, 2004	287	275
Additional paid-in capital	194,880	187,652
Unearned compensation	(2,395)	(319)
Accumulated deficit	(153,990)	(46,999)
Accumulated other comprehensive income	2,797	2,198

Total shareholders’ equity	41,579	142,807

	$276,937	$412,381

See accompanying notes to Consolidated Financial Statements

COMPUTER NETWORK TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 31,
	2004	2003
Operating Activities:
Net loss	$(106,991)	$(27,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	688	825
Depreciation and amortization	21,727	18,065
In-process research and development charge	—	19,706
Non-cash compensation expense	852	331
Net gain on sale of marketable securities	—	(747)
Changes in deferred taxes	584	(4)
Impairment of goodwill and other intangibles	85,426	—
Net gain on repurchase of convertible subordinated debt	(141)	—
Impairment of marketable securities	181	—
Changes in operating assets and liabilities:
Receivables	37,479	(5,431)
Inventories	(6,464)	12,139
Other current assets	493	2,703
Accounts payable	(12,028)	13,299
Accrued liabilities	(8,350)	(8,930)
Deferred revenue	(12,194)	(654)

Net cash provided by continuing operations	1,262	22,810
Net cash used in discontinued operations	(688)	(825)

Cash provided by operating activities	574	22,810

Investing Activities:
Additions to property and equipment	(12,696)	(5,893)
Additions to field support spares	(4,121)	(1,770)
Acquisition of Inrange Technologies, net of cash acquired	—	(152,585)
Acquisition of BI-Tech, net of cash acquired	(840)	(3,868)
Net redemption (purchase) of marketable securities	(15,234)	107,262
Other assets	(1,588)	(2,466)

Cash used in investing activities	(34,479)	(59,320)

Financing Activities:
Repurchase of convertible subordinated debt	(509)	—
Proceeds from issuance of common stock	1,346	1,352
Repayments of obligations under capital leases	(1,721)	(961)

Cash provided by financing activities	(884)	391

Effects of exchange rate changes	174	392

Net decrease in cash and cash equivalents	(34,615)	(35,727)
Cash and cash equivalents— beginning of period	75,267	98,341

Cash and cash equivalents— end of period	$40,652	$62,614

See accompanying notes to Consolidated Financial Statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission. References to fiscal 2004 and 2003 represent the twelve months ended January 31, 2005 and 2004, respectively.

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

(2) MARKETABLE SECURITIES

     During the first quarter of fiscal 2003, the Company sold marketable securities totaling $122 million, resulting in a net pre-tax gain of approximately $747. No significant gains or losses from the sale of marketable securities were recorded during the other periods presented. During the third quarter of fiscal 2004, the Company recorded a $181 charge for permanent impairment of marketable securities.

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

(3) INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

	October 31,	January 31,
	2004	2004
Inventories:
Components and subassemblies	$21,714	$14,311
Work in process	879	4,015
Finished goods	15,182	11,650

	$37,775	$29,976

(4) ACQUISITION OF INRANGE

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

     The intangible assets acquired included developed technology, customer list and trademarks valued at $20.2 million, $15.3 million and $1.2 million, respectively. The developed technology, customer list and trademarks were initially being amortized on a straight-line basis over periods of approximately five years, seven years and five years, respectively. These lives were subsequently revised in the third quarter of fiscal 2004 in connection with the Company’s impairment analysis of long lived assets and goodwill (see footnote 5). Goodwill resulting from the acquisition of $86.9 million is deductible for income tax purposes.

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

     The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended October 31, 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003:

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003 (Pro Forma)	2004	2003 (Pro Forma)
Total revenue	$88,952	$97,333	$262,353	$284,678
Income (loss) from continuing operations	$(90,351)	$625	$(106,303)	$(16,266)
Income (loss) from continuing operations per share	$(3.19)	$.02	$(3.82)	$(.60)

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

(5) GOODWILL AND INTANGIBLE ASSETS

     In August 2004, the Company’s market capitalization fell substantially below recorded net book value, indicating that goodwill and other long-lived assets may be impaired, including developed technology, trademarks and customer lists. As part of management’s evaluation and analysis, the Company engaged an independent third party to appraise these assets. The Company’s evaluation and analysis indicated that impairment charges for developed technology, trademarks and goodwill of $11.2 million, $911 and $73.3 million, respectively, should be reflected in results of operations for the fiscal third quarter ended October 31, 2004. Developed technology and trademarks intangibles resulted entirely from the Company’s Inrange acquisition, while most of the Company’s goodwill resulted from the Inrange acquisition. See footnote 4 to the consolidated financial statements for a summary of the Inrange purchase price allocation. Developed technology was analyzed using the excess earnings method, and was impaired due to more rapid market acceptance of the Company’s new generation UMD product following its introduction this year. Trademarks were analyzed using the relief from royalty approach and were impaired due to use of the UltraNet name for the new generation UMD product, and the subsequent rapid market acceptance of this product. The more rapid market acceptance of the Company’s new UMD product resulted in lower estimated revenue and excess earnings, primarily for developed technology, compared to the Company’s original estimate when Inrange was acquired. The Company determined that its customer lists intangible was not impaired. The Company’s fair value was based on a combination of the income and market valuation approaches. The analysis indicated that the Company’s net book value exceeded its implied fair value, resulting in the $73.3 million charge for goodwill impairment. The goodwill impairment charge resulted from the Company’s later than planned launch of the UMD, coupled with slower than planned development of the direct sales channel for these products, and more rapid acceptance of the CNT wide area extension products by the Inrange customer set. The remaining useful lives for developed technology and trademarks were revised to 3 and one years, respectively. The impairment charges will not result in future cash expenditures.

     The change in the net carrying amount of goodwill for the first nine months of 2004 was as follows:

Total
Balance February 1, 2004	$105,203
Acquisition of Inrange	(117)
FAS 142 impairment	(73,317)

Balance as of October 31, 2004	$31,769

     The components of other amortizable intangible assets were as follows:

	October 31, 2004		January 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer list	$16,924	$(3,673)	$16,924	$(1,883)
Trademarks	4	(1)	1,234	(185)
Developed technology	3,606	(250)	20,248	(3,165)
Non-compete agreements	250	(250)	250	(198)

Total	$20,784	$(4,174)	$38,656	$(5,431)

Total other intangible assets, net	$16,610		$33,225

     Amortization expense for intangible assets during the third quarter and first nine months of 2004 was $1.0 million and $4.5 million, respectively. Amortization expense for the remainder of 2004 is estimated to be $0.9 million. Amortization expense is estimated to be $3.6 million in 2005, $3.5 million in 2006, $3.0 million in 2007 and $2.3 million in 2008.

(6) COMPREHENSIVE LOSS

     Comprehensive loss consists of the following:

	Nine months ended
	October 31,
	2004	2003
Net loss	$(106,991)	$(27,667)
Unrealized loss on marketable securities, net of tax effect of $0	(101)	—
Foreign currency translation adjustment, net of tax effect of $0	700	(129)

Total comprehensive loss	$(106,392)	$(27,796)

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

     In January 2004, the Company entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of its 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The combined effective rate for the period from August 1, 2004 through October 31, 2004 was approximately 2.375%. The combined effective rate for the period November 1, 2004 to January 31, 2005 will be 2.825%. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at October 31, 2004. The Company could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

     In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. As of January 31, 2004, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. No common stock was repurchased during the nine months ended October 31, 2004. During the third quarter of fiscal 2004, the Company recognized a gain of $141 from its repurchase of convertible subordinated notes having a face value of $650. The gain is included in Interest income and other, net in the consolidated statements of operations.

(8) STOCK-BASED COMPENSATION

     The estimated per share weighted average fair value of all stock options granted during the nine months ended October 31, 2004 and 2003 was $5.71 and $4.74, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Risk free interest rate	3.80%	3.25%	3.88%	2.89%
Expected life	5.71	5.82	5.79	5.82
Expected volatility	92.73%	86.20%	93.27%	86.20%

     Had the Company recorded compensation cost for its stock options based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(90,326)	$237	$(106,991)	$(27,667)
Add: Total stock-based employee compensation expense included in net income (loss), as reported	$196	$51	$852	$331
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax	(2,205)	(3,059)	(7,625)	(8,631)

Pro forma net loss	$(92,335)	$(2,771)	$(113,764)	$(35,967)

Basic & diluted net loss per share:
As reported	$(3.19)	$.01	$(3.85)	$(1.02)
Pro forma	$(3.26)	$(.10)	$(4.09)	$(1.33)

(9) WARRANTY

     The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty costs, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The changes in warranty reserve balances for the nine months ended October 31, 2004 and 2003 were as follows:

	October 31,
	2004	2003
Beginning balance	$2,348	$1,521
Inrange acquisition	—	1,709
Charged to cost of product	1,572	1,649
Cost of warranty	(1,777)	(2,492)

Ending balance	$2,143	$2,387

(10) DISCONTINUED OPERATIONS

     In connection with the acquisition of Inrange, the Company acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $1.7 million were sold for cash proceeds of $934 and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow the Company to focus on its core storage networking solutions business. Revenue and expense for the ERP business in the first nine months of 2004 totaled approximately $2.6 million and $3.3 million, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net income/(loss) of the ERP business was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450 has been recorded as reduction in goodwill from the Inrange acquisition during the first quarter of 2004.

(11) ENTERPRISE-WIDE INFORMATION

     Summarized information regarding enterprise-wide revenue and gross margins from external customers are as follows:

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenue:
Proprietary products	$40,533	$52,710	$110,947	$122,042
Third party products	16,240	13,161	54,066	41,722
Professional services.	9,982	10,930	31,974	27,390
Maintenance	22,197	20,532	65,366	53,388

Total	$88,952	$97,333	$262,353	$244,542

Gross margins:
Proprietary products	$20,855	$26,251	$58,925	$58,346
Third party products	2,405	2,479	8,248	7,475
Professional services.	2,770	3,405	7,689	8,097
Maintenance	10,755	9,762	31,179	25,839

Total	$36,785	$41,897	$106,041	$99,757

(12) INTEGRATION AND COST REDUCTION ACCRUALS

     A significant part of the Company’s integration strategy related to the Inrange acquisition, included the termination of duplicative employees across most functional areas, and the closing of duplicative facilities to obtain cost synergies. Integration planning was initiated prior to the closing of the acquisition. Severance costs for terminated Inrange employees were treated as an acquired liability, effectively increasing the purchase price. Severance costs for terminated CNT employees were recorded as an expense in the statement of operations. The integration plan resulted in the termination of 165 employees, including employees of both CNT and Inrange. The duplicative facilities that were closed were part of the pre-acquisition Inrange business, and the accrual for future rents associated with these facilities was treated as an acquired liability, effectively increasing the purchase price. The integration of product strategies for the new combined entity resulted in a $1.6 million charge in fiscal 2003 for the write-down of inventory that CNT had purchased prior to the acquisition. There have been no significant subsequent sales of this inventory.

     During 2004, the Company experienced a continued slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. The Company also experienced a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. In the third quarter of fiscal 2004, the Company took actions to adjust its expense levels to reflect the current outlook for its markets, including reductions of approximately 220 employees and consultants, along with reductions in other discretionary expenses. The Company’s results for the third quarter of fiscal 2004 include charges of approximately $3.7 million for severance, and $225 for facility closure costs.

     A summary of severance and facility accrual activity follows:

	Obligation			Obligation
	As of			As of
	January 31, 2004	New Accrual	Utilization	October 31, 2004
Inrange Integration Related:
Inrange severance	$283	—	(283)	$—
CNT severance	$50	—	(50)	$—
Duplicative facilities	$5,574	—	(1,717)	$3,857
2004 Cost Reduction Actions:
Severance	$—	3,659	(3,571)	$88
Facility closure	$—	225	(67)	$158

(13) LITIGATION

     Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division (“the Litigation”). The Litigation was commenced on February 27, 2003. The Complaint claims that Inrange is infringing U.S. Patent No. 5,530,845 (“‘845 patent”) by manufacturing and selling storage area networking equipment, including Fibre Channel directors and switches that are used in storage networks. The Complaint asks for judgment that the ‘845 patent is infringed by the defendants in the case, an accounting for actual damages, attorney’s fees, costs of suit and other relief. Inrange has answered the Complaint, denying SBC’s allegations. The case is in the discovery phase, and a claim construction of the asserted patent is pending. Management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.

     Eclipsys Corp. (“Eclipsys”) settled with SBC for an undisclosed sum. Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the Litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys in connection with the Litigation. Hitachi has put Inrange on notice that it will tender to Inrange any claim by Eclipsys for indemnification and defense of any aspect the Litigation. Inrange has not yet responded to the indemnification demands asserted by Eclipsys and Hitachi.

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

     On May 5, 2003, we completed the acquisition of Inrange for $190 million in cash plus transaction costs. Inrange designs, manufactures, markets and supports switching and networking products for storage and data networks. In July 2004, we announced a new storage networking infrastructure platform, the UltraNet Multi-Service Director (UMD), a highly scalable family of new-generation, multi-service enterprise directors that form the foundation for emerging IT infrastructure strategies, such as tiered storage, information lifecycle management and utility computing, while simplifying infrastructure and reducing costs. With ability for customers to upgrade and scale to 512 non-blocking ports at increasing Gpbs, we believe the UMD provides a platform from which enterprises can build storage networks with unprecedented reliability, availability and serviceability, while providing the customer with significant upgrade flexibility and investment protection. The acquisition of Inrange makes us one of the world’s largest providers of complete storage networking products, solutions and services; it significantly broadens and strengthens our portfolio of storage networking products and solutions, increases our global size and scope, and expands our customer base.

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

     We anticipate that the UMD and FC/9000® Fibre Channel and FICON switching products, will account for a significant and growing portion of our proprietary product revenue in future periods. IDC estimates that the revenue for Fibre Channel hubs, switches and directors will grow from $938 million in 2003 to $2.2 billion in 2007, reflecting a compound annual growth rate of 23%. We anticipate that we will be able to capture a larger share of this growing segment by expanding our established relationships with leaders in the storage networking market, including the major storage vendors, such as EMC, Hitachi Data Systems and IBM. We believe our current and future strategic relationships will facilitate the integration of our products, thereby increasing our market share and reducing the length of our sales cycle. We will also expand sales of our proprietary products, including our Fibre Channel and FICON director products, through our direct sales force. We believe that our ability to provide the customer with complete professional consulting services, product maintenance and advanced networking monitoring services gives us an advantage over our competitors that will enable us to expand sales and grow market share.

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

Acquisition of Inrange

     On April 6, 2003, we entered into an agreement whereby a wholly owned subsidiary would acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During all of fiscal 2003 we incurred integration charges related to the acquisition of $5.4 million, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. We also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. The integration of Inrange is now complete and no further integration charges are anticipated in fiscal 2004. Our consolidated financial statements include the results of Inrange from May 5, 2003. See footnote 5 per the accompanying financial statements for a summary of the purchase price allocation and pro forma results of operations as if the acquisition of Inrange took place on February 1, 2003.

     Our consolidated statement of operations for the three and nine months ended October 31, 2003 include Inrange integration charges as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2003	October 31, 2003
Cost of product	$—	$2,223
Cost of service	$266	$390
Sales and marketing	$558	$1,759
Engineering and development	$92	$435
General and administrative	$336	$1,481

Discontinued Operations

     In connection with the acquisition of Inrange in May 2003, we acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $1.7 million were sold for cash proceeds of $934,000 and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow us to focus on our core storage networking solutions business. Revenue and expense for the ERP business in the first nine months of 2004 totaled approximately $2.6 million and $3.3 million, respectively The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business was included under the discontinued operations caption in the statement of operations.

     The pre-tax gain from the sale of $450,000 during the first quarter of 2004 has been recorded as reduction in goodwill related to the Inrange acquisition.

Convertible Debt Offering

     In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole premium if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. During the third quarter of 2004, we recognized a gain of $141,000 from our repurchase of convertible subordinated notes having a face value of $650,000. The gain is included in Interest income and other, net in the consolidated statements of operations.

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

In addition, the American Jobs Creation Act of 2004 ("the Act") was passed in October 2004 and included numerous law changes that will affect the Company's tax computations. The provisions of the Act include a new deduction for U.S. manufacturers, the repeal of the extraterritorial income exclusion and a provision regarding the preparation of foreign earnings. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate.

Charges Related to Third Quarter 2004 Cost Reduction Actions

     During the second quarter of 2004 we experienced a continued slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. We also experienced a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These trends have negatively impacted our UltraNet® wide area extension business, and we expect these trends to continue. As a result, we have adjusted our expense levels to reflect the current outlook for our markets. In August of 2004 we had a reduction of approximately 220 employees and consultants, along with a reduction in other discretionary expenses. We anticipate these reductions will ultimately result in approximately $7.5 million of quarterly expense savings. Our third quarter results include charges related to our cost reduction actions of approximately $3.7 million for severance, and $225,000 for facility closure costs.

The aforementioned charges are reflected in our consolidated statement of operations for the three and nine months ended October 31, 2004 as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2004	October 31, 2004
Cost of product	$—	$—
Cost of service	$1,520	$1,520
Sales and marketing	$1,195	$1,526
Engineering and development	$619	$619
General and administrative	$550	$550

Impairment of Goodwill and Other Intangible Assets

     In August 2004, the Company’s market capitalization fell substantially below recorded net book value, indicating that goodwill and other long-lived assets may be impaired, including developed technology, trademarks and customer lists. As part of management’s evaluation and analysis, the Company engaged an independent third party to appraise these assets. The Company’s evaluation and analysis indicated that impairment charges for developed technology, trademarks and goodwill of $11.2 million, $911,000 and $73.3 million, respectively, should be reflected in results of operations for the fiscal third quarter ended October 31, 2004. Developed technology and trademarks intangibles resulted entirely from the Company’s Inrange acquisition, while most of the Company’s goodwill resulted from the Inrange acquisition. See footnote 4 to the consolidated financial statements for a summary of the Inrange purchase price allocation. Developed technology was analyzed using the excess earnings method, and was impaired due to more rapid market acceptance of the Company’s new generation UMD product following its introduction this year. Trademarks were analyzed using the relief from royalty approach and were impaired due to use of the UltraNet name for the new generation UMD product, and the subsequent rapid market acceptance of this product. The more rapid market acceptance of the Company’s new UMD product resulted in lower estimated revenue and excess earnings, primarily for developed technology, compared to the Company’s original estimate when Inrange was acquired. The Company determined that its customer lists intangible was not impaired. The Company’s fair value was based on a combination of the income and market valuation approaches. The analysis indicated that the Company’s net book value exceeded its implied fair value, resulting in the $73.3 million charge for goodwill impairment. The goodwill impairment charge resulted from the Company’s later than planned launch of the UMD, coupled with slower than planned development of the direct sales channel for these products, and more rapid acceptance of the CNT wide area extension products by the Inrange customer set. The remaining useful lives for developed technology and trademarks were revised to 3 and one years, respectively. The impairment charges will not result in future cash expenditures.

Results of Operations

     The following table sets forth financial data for our operations for the periods indicated as a percentage of total revenue except for gross profit, which is expressed as a percentage of the related revenue.

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenue:
Product sales	63.8%	67.7%	62.9%	67.0%
Service fees	36.2	32.3	37.1	33.0

Total revenue	100.0	100.0	100.0	100.0

Gross profit:
Product sales	41.0	43.8	40.7	40.2
Impairment – developed technology	12.6	—	4.3	—
Service fees	42.0	41.5	39.9	42.0

Total gross profit	28.8	43.0	36.2	40.8

Operating expenses:
Sales and marketing	26.7	24.8	27.1	25.8
Engineering and development	15.1	12.5	15.4	12.3
General and administrative	4.4	4.3	4.6	4.9
Impairment – trademark	1.0	—	.4	—
Impairment — goodwill	82.4	—	27.9	—
In-process research and development charge	—	—	—	8.1

Total operating expenses	129.6	41.6	75.4	51.1

Income (loss) from operations	(100.8)%	1.4%	(39.2)%	(10.3)%

Revenue

Product revenue

Sales of our proprietary products generated revenues of $40.5 million and $110.9 million for the third quarter and first nine months of 2004, respectively, decreases of 23% and 9%, respectively, from $52.7 million and $122.0 million, respectively, for the third quarter and first nine months of 2003. During 2004, we experienced a slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. There was also a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These events impacted the sale of our proprietary wide-area extension products during the third quarter and first nine months of 2004, when compared to 2003. We currently anticipate that this trend will continue for the foreseeable future. Our results for the third quarter and first nine months of 2004 and 2003 include our acquisition of Inrange Technologies on May 5, 2003.

Sales of our third party storage solution products generated revenues of $16.2 million and $54.1 million for the third quarter and first nine months of 2004, respectively, increases of 23% and 30%, respectively, from $13.2 million and $41.7 million, respectively, for the third quarter and first nine months of 2003. During 2004, we received several large third party storage solutions product orders from a single customer. These orders have accounted for a large portion of the increase in third party storage solution products revenue when comparing the third quarter and first nine months of 2004 to 2003. Our sales representatives have also become more proficient at selling third party storage solutions, which also contributed to this growth.

Service revenue

     Maintenance revenues from our proprietary products for the third quarter and first nine months of 2004 totaled $22.2 million and $65.4 million, respectively, increases of 8% and 22%, respectively, from $20.5 million and $53.4 million, for the third quarter and first nine months of 2003. The increase for the third quarter of 2004 compared to the third quarter of 2003 was due to higher maintenance renewal rates. The increase for the first nine months of 2004 compared to the first nine months of 2003 is primarily attributable to our acquisition of Inrange on May 5, 2003.

     Our consulting fee revenue for the third quarter and first nine months of 2004 totaled $10.0 million and $32.0 million, respectively, a decrease of 8% and an increase 17%, respectively, from $10.9 million and $27.4 million for the third quarter and first nine months of 2003. The decrease for the third quarter of 2004 compared to the third quarter of 2003 was due to the decline in sales of our proprietary products, as we typically sell professional services with these products. The increase for the first nine months of 2004 compared to the first nine months of 2003 is primarily attributable to our acquisition of Inrange on May 5, 2003.

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

General

     Revenue generated from the sale of products and services outside the United States for the third quarter and first nine months of 2004 totaled $25.5 million and $87.8 million, respectively, compared to $34.7 million and $87.8 million, respectively, for the third quarter and first nine months of 2003. The decline in international revenue in the third quarter of 2004 compared to the prior year was due to the previously discussed slow-down in the IT spending environment and our wide-area extension markets. We derived 29% and 33% of our revenue outside the United States for the third quarter and first nine months of 2004, compared to 36% for the same periods of 2003. We expect these percentages to fluctuate based on the timing of when we receive and record revenue for large orders in both domestic and international markets.

     IBM and its affiliates and MetLife accounted for 19% and 15%, respectively, of our revenue during the first nine months of 2004. IBM accounted 17% of our revenue during the first nine months of 2003. Price discounting had a small impact on our product revenue during these periods.

Gross Profit Margins

Product margins

     Gross margins from the sale of our proprietary products for the third quarter and first nine months of 2004 were 51% and 53%, respectively, compared to 50% and 48%, respectively, for the third quarter and first nine months of 2003. Included in product gross margins is amortization expense for developed technology related to the Inrange acquisition for the third quarter and first nine months of 2004 of $426,000 and $2.5 million, respectively, compared to $1.1 million and $2.1 million, respectively, for the third quarter and first nine months of 2003. Also included in the first nine months of 2003 is a $1.6 million write down of inventory and $616,000 of severance costs, both related to the integration of Inrange. Excluding these items, our gross margins for the third quarter and first nine months of 2004 would have been 53% and 55%, respectively, compared to 52% and 51%, respectively, for the third quarter and first nine months of 2003. The slight improvement in gross margin percentage, excluding the amortization of developed technology and integration charges, for the third quarter of 2004 compared to 2003, was due to product mix. The improvement in gross margins, excluding the amortization of developed technology and integration charges for the first nine months of 2004, compared to 2003, was due to the cost synergies resulting from the Inrange acquisition. We obtained significant cost synergies by consolidating our manufacturing operations following the acquisition of Inrange, resulting in lower labor and overhead costs. A significant part of our product cost includes the addition of parts and components to printed circuit boards. Following the acquisition of Inrange, we were able to reduce our material costs by bringing this activity in-house. We previously outsourced this activity to various third party suppliers.

     Gross margins from the sale of third party storage solutions products for the third quarter and first nine months of 2004 were 15%, compared to 19% and 18%, respectively, for the third quarter and first nine months of 2003. The slight decrease in gross margin percentage was primarily due to product mix. We anticipate that product margins for third party products will remain in the mid to high teens in future periods.

Service margins

     Gross profit margins from maintenance of our proprietary products for the third quarter and first nine months of 2004 were 48%, compared to 48% for the third quarter and first nine months of 2003. Included in maintenance gross profit margins for the third quarter and first nine months of 2004 is $465,000 of severance costs related to our cost reduction actions. Included in maintenance gross profit margins for the third quarter and first nine months of 2003 are integration costs related to our Inrange acquisition of $266,000 and $390,000, respectively. Excluding these items, our gross profit margins for the third quarter and first nine months of 2004 would have been 51% and 49%, respectively, compared to 49% for the third quarter and first nine months of 2003. We presently anticipate that gross margins from maintenance of our proprietary products will remain at the 50% level, plus or minus a few percentage points, for the foreseeable future.

     Gross profit margins from consulting fees in the third quarter and first nine months of 2004 totaled 28% and 24%, respectively, compared to 32% and 31%, respectively, for the third quarter and first nine months of 2003. Included in consulting gross profit margins for the third quarter and first nine months of 2004 is $1.1 million of severance costs related to our cost reduction actions. Included in consulting gross profit margins for the first nine months of 2003 is $131,000 of earn-out expenses related to a prior acquisition. Excluding these items, our gross profit margins for the third quarter and first nine months of 2004 would have been 39% and 27%, respectively, compared to 32% and 30%, respectively, for the third quarter and first nine months of 2003. The improvement in gross margins for the third quarter of 2004 compared to 2003 was primarily due to better utilization of consultants resulting from our cost reduction actions. Gross profit margins for the first nine months of 2004 were slightly lower when compared to the first nine months of 2003, due to greater use of third party contractors in the first quarter of 2004.

Operating Expenses

Sales and marketing

     Sales and marketing expenses for the third quarter and first nine months of 2004 totaled $23.8 million and $71.1 million, respectively, down 1% from $24.1 million for the third quarter of 2003, but up 13% from $63.0 million for the first nine months of 2003. Included in sales and marketing expense is amortization of customer list and trademarks related to our acquisition of Inrange of $557,000 and $1.8 million, respectively, for the third quarter and first nine months of 2004, compared to $608,000 and $1.2 million, respectively, for the third quarter and first nine months of 2003. Also included in the third quarter and first nine months of 2004 are $1.2 million and $1.5 million, respectively, of severance related to our cost reduction actions. During the third quarter and first nine months of 2003, we incurred Inrange integration charges of $557,000 and 1.8 million, respectively, primarily for wages and severance. The first nine months of 2003 also include $157,000 relating to an earn-out from a prior acquisition. Excluding these items, sales and marketing expenses for the third quarter of 2004 were $21.9 million, down 4% from $22.9 million for the third quarter of 2003. The decrease was due to our recent cost reduction actions. Excluding the above items, sales and marketing expenses for the first nine months of 2004 were $67.6 million, up $7.9 million or 13% compared to the first nine months of 2003, due to our acquisition of Inrange in May of 2003.

Engineering

     Engineering and development expense for the third quarter and first nine months of 2004 totaled $13.4 million and $40.4 million, respectively, up 9% and 34%, respectively, from $12.2 million and $30.2 million, respectively, for the third quarter and first nine months of 2003. Included in the third quarter and first nine months of 2004 is $619,000 of severance costs related to our recent cost reduction actions. Included in the third quarter and first nine months of 2003 are integration charges of $92,000 and $435,000, respectively, related to our acquisition of Inrange. Excluding these items, engineering and development expense for the third quarter and first nine months of 2004 would have been $12.7 million and $39.6 million, respectively, compared to $12.1 million and $29.6 million, respectively, for the third quarter and first nine months of 2003. The increase in engineering and development expense for the third quarter of 2004 when compared to 2003 is due to development of our new family of Fibre Channel and FICON switching products, the UMD. The increase in engineering and development expense, when comparing the first nine months of 2004 to 2003, is due to our purchase of Inrange, and our resulting engineering investments in Fibre Channel and FICON switching. In future periods, we expect to continue to invest a significant portion of our resources in the engineering and development of new products, specifically our new family of UMD Fibre Channel and FICON switching products.

General and administrative

     General and administrative expenses for the third quarter of 2004 totaled $3.9 million, down $311,000 or 7% from $4.2 million in the third quarter of 2003. General and administrative expenses for the first nine months of 2004 and 2003 were approximately $12.0 million for both periods. Included in the third quarter and first nine months of 2004 are severance and facility closure costs of $325,000 and $225,000, respectively. General and administrative expenses for the first nine months of 2004 also include $420,000 of non-cash stock compensation expense, compared to $16,000 of such expense in 2003. General and administrative expenses for the third quarter and first nine months of 2003 include $336,000 and $1.5 million, respectively, of integration charges related to our acquisition of Inrange. Excluding these items, general and administrative expenses for the third quarter and first nine months of 2004 were $3.3 million and $11.0 million, respectively, compared to $3.8 million and $10.5 million, respectively, for the third quarter and first nine months of 2003. The decrease when comparing the third quarter of 2004 to the third quarter of 2003 was due to the cost reduction actions taken in the third quarter of 2004. The increase when comparing the first nine months of 2004 to 2003 was primarily due to our acquisition of Inrange in May of 2003.

Other

     Other expense for the third quarter and first nine months of 2004 totaled $505,000 and $2.1 million, respectively, compared to other expense of $844,000 and $863,000, respectively, for the third quarter and first nine months of 2003. In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $121.6 million. Coupon interest on the notes, plus amortization of debt issuance costs, and interest expense from our capital lease obligations resulted in interest expense for the third quarter and first nine months of 2004 totaling $1.1 million and $3.3 million, respectively, compared to $1.1 million and $3.3 million, respectively, for the third quarter and first nine months of 2003. In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The combined effective rate for the three month period ended October 31, 2004 was approximately 2.375%. The combined effective rate for the period November 1, 2004 to January 31, 2005 will be 2.825%. Interest and other income totaled $575,000 and $1.1 million for the third quarter and first nine months of 2004, compared to $272,000 and $2.4 million for the third quarter and first nine months of 2003. Higher interest rates accounted for most of the increase in interest and other income when comparing the third quarter of 2004 to the third quarter of 2003. During the first quarter of 2003, we sold substantially all of our investments in marketable securities to finance our acquisition of Inrange on May 5, 2003. The sale resulted in a net realized gain of $747,000, and was the primary reason for the reduction in interest income when comparing the first nine months of 2004 and 2003.

Liquidity and Capital Resources

     We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating leases and cash generated by operations.

     Cash, cash equivalents and marketable securities at October 31, 2004 totaled $57.9 million, a decrease of $19.6 million since January 31, 2004. Operations provided $574,000 of cash during the first nine months of 2004, including $6.5 million for higher inventory levels, $20.4 million to reduce accounts payable and accrued expenses, and $12.2 million for lower balances of deferred revenue. These uses of cash for operating purposes were offset by $37.5 million of additional cash provided by lower accounts receivable balances. Other uses of cash during the first nine months of 2004 included capital equipment and field support spares totaling $16.8 million. Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

     At October 31, 2004, our available cash, cash equivalents and marketable securities totaled $57.9 million. We believe that our available balances of cash, cash equivalents and marketable securities, when combined with anticipated cash flows from operations, will be adequate to fund our operating plans and meet our current anticipated aggregate capital requirements, at least for the next twelve months. This belief is based upon a number of assumptions and estimates, including obtaining certain revenue levels and payments of expenses in line with estimates by management. If these estimates and assumptions do not turn out to be correct, or if we encounter unanticipated difficulties or economic conditions, our liquidity could be impaired.

     We believe that inflation has not had a material impact on our operations or liquidity to date.

     Our future minimum contractual cash obligations at October 31, 2004, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to Five	After
Cash Obligation	Total	One year	Three Years	Years	Five Years
Capital leases	$8.5	$3.0	$5.4	$.1	None
Operating leases	$42.4	$9.9	$22.0	$10.5	None
Purchase orders	$49.6	$36.6	$13.0	None	None
Convertible notes, plus interest	$133.6	$3.8	$129.8	None	None

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

     At October 31, 2004, our marketable securities include $17,000 of various mutual funds. These investments were purchased to directly offset any investment gains or losses owed to participants under our executive deferred compensation plan, which has been established for selected key employees.

     We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of October 31, 2004, we had no open forward exchange contracts.

     In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. The combined effective rate for the period from August 1, 2004 through October 31, 2004 was approximately 2.375%. The combined effective rate for the period November 1, 2004 to January 31, 2005 will be 2.825%. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at October 31, 2004. We could incur charges to terminate the swap in the future prior to February 15, 2007 if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes. A 25 basis point increase in the LIBOR rate would increase our annual interest expense by $187,500.

     On October 31, 2004, the reported trading price of our convertible subordinated notes due 2007 was $82 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $101.3 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On October 31, 2004, the last reported sale price of our common stock on the Nasdaq Market was $4.13 per share.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report the (“Evaluation Date”). This review and evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the CEO and CFO believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

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

When used in this Form 10-Q, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures, (ii) variability in quarterly and annual sales, (iii) economic trends in various geographic markets, including changes in IT spending levels; (iv) relationships with our strategic partners; (v) unanticipated risks associated with introducing new products and features; (vi) technological change affecting our products; (vii) adverse judgments in present and future litigation; (viii) our ability to obtain market acceptance of our new products; (ix) our ability to anticipate end user needs; (x) dependence on sole source and limited source suppliers; (xi) our ability to retain and attract key personnel; (xii) the existence of undetected errors in our products; (xiii) our ability to protect our intellectual property and defend against infringement claims; (xiv) variability in gross profit caused by sales mix and other factors; (xv) receipt of anticipated orders; (xvi) actual expenses meeting anticipated levels; (xvii) the timing or amount of any restructuring or impairment charge, and future reductions in quarterly expense levels, (xviii) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including our Form 10-K. We assume no obligation to update any forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 13 (Litigation) to the consolidated financial statements included in Part I of this form 10-Q is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Issuance of securities in current quarter.

On August 16, 2004, we issued 700,000 shares of our common stock to the former owners of BI-Tech in connection with an earn-out payment pursuant to a private offering to accredited investors. The issuance of the securities satisfied approximately $3.0 million of the Company’s obligation under the earn-out for the purchase of BI-Tech.

     (b) Not applicable.

     (c) Repurchases of securities in current quarter.

In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. There is no expiration date for this program. As of January 31, 2004, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. No common stock or debt was repurchased during the nine months ended October 31, 2004. In August of 2004, we repurchased $650,000 in principal amount of our convertible bonds. Information with respect thereto is as follows:

Total Principal
		Average Price Paid	Amount of
	Total Principal	for Convertible	Convertible Notes	Approximate Dollar
	Amount of	Notes (as a	Purchased as a	Value that May Yet
	Convertible Notes	Percentage of Face	Result of Publicly	be Purchased Under
Period	Purchased	Amount)	Announced Program	Program
August 1, 2004 through August 31,2004	$650,000	77%	$650,000	$16,491,000
September 1, 2004 through September 30, 2004	—	—	—	—
October 1, 2004 through October 31, 2004	—	—	—	—
Total	$650,000	77%	$650,000	$16,491,000

Item 3. None

Item 4-5. None

Item 6. Exhibits

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International date January 6, 2004. (Incorporated by reference to Exhibit 4.4 dated June 6, 2004.)
4.8	Registration Rights Agreement dated as of July 12, 2004 between the Company, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2.3 to Registration Statement No. 333-117917)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (1)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (1)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (1)
32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

COMPUTER NETWORK TECHNOLOGY CORPORATION
(Registrant)

Date: December 9, 2004

By:	/s/ Gregory T. Barnum
Gregory T. Barnum
Chief Financial Officer (Principal financial officer)

By:	/s/ Jeffrey A. Bertelsen
Jeffrey A. Bertelsen
Corporate Controller and Treasurer (Principal accounting officer)

EXHIBIT INDEX

3.1	Second Restated Articles of incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999).
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company (Incorporated by reference to Exhibit 3 (ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.2	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by reference to Exhibit 1 to Form 8-A/A dated November 27, 2000.)
4.3	First Amendment of Certificate of Designations, Preferences and Right of Series A Junior Participating Preferred Stock. ($.01 Par Value Per Share) of Computer Network Technology Corporation (Incorporated by reference to Exhibit 2 to Form 8-A/A dated November 27, 2000.)
4.4	Interest Rate Swap agreement between the Company and Credit Suisse First Boston International date January 6, 2004. (Incorporated by reference to Exhibit 4.4 dated June 6, 2004.)
4.8	Registration Rights Agreement dated as of July 12, 2004 between the Company, Greg Scorziello, Paul John Foskett and Owen George Smith (Incorporated by reference to Exhibit 2.3 to Registration Statement No. 333-117917)
11.	Statement Re: Computation of Net income (loss) per Basic and Diluted Share. (1)
31.1	CEO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (1)
31.2	CFO Certifications Required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934. (1)
32.	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief
Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). (2)

(1)	Filed herewith.
(2)	Furnished herewith.