Form 10-K
period 2005-01-31
COMPUTER NETWORK TECHNOLOGY CORP
filed 2005-04-14
CIK 701319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X  No
      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  X  No
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $138,186,743.
      As of April 1, 2005, Registrant had 29,519,470 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

ii

PART I

Item 1.	Business
Overview
      We are a leading provider of today’s cost-effective and reliable storage networking solutions. For over 20 years, businesses around the world have depended on us to improve business efficiency, increase data availability and manage their business-critical information. We apply our technology, products and expertise in open storage networking architecture and business continuity to help companies build end-to-end storage solutions, including hardware and software products, analysis, planning and design, multi-vendor integration, implementation and ongoing remote management. We focus primarily on helping our customers design, develop, deploy and manage storage and data networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We currently design, manufacture, market and support a wide range of solutions that provide fast and reliable connections among networks of computer and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations, including applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes.
      On January 17, 2005, Computer Network Technology Corporation, or (“CNT”), entered into a definitive agreement to be merged with a wholly-owned subsidiary of McDATA Corporation (“McDATA”). We believe the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. Under the terms of the agreement, CNT will be merged into a wholly-owned subsidiary of McDATA, and CNT will survive the merger as a wholly owned subsidiary of McDATA. Each issued and outstanding share of common stock of CNT will be converted into the right to receive 1.3 shares of McDATA Class A common stock, together with cash in lieu of fractional shares. Consummation of the merger is subject to satisfaction of significant conditions, and there can be no assurance the merger will be consummated. The joint proxy statement/ prospectus is filed as part of a registration statement on Form S-4 (Registration No. 333-122758) filed with the SEC and available at the SEC’s internet site www.sec.gov. In several circumstances involving a change in CNT’s board’s recommendation in favor of the merger agreement, breaches of certain provisions of the merger agreement or a third party acquisition proposal, CNT may become obligated to pay McDATA up to $11 million in termination fees. In other circumstances, CNT must reimburse McDATA for expenses incurred in connection with the merger.
      On May 5, 2003, we completed the acquisition of Inrange Technologies Corporation (“Inrange”) for $190 million in cash plus transaction costs. As part of the acquisition, we also assumed the 2000 Inrange stock compensation plan. The options granted under the plan were valued at $10.3 million using the Black-Scholes option-pricing model, and the amount was deemed to be part of the Inrange purchase price. Inrange designed, manufactured, marketed and supported switching and networking products for storage and data networks. The acquisition of Inrange made us one of the world’s largest providers of complete storage networking products, solutions and services. The acquisition significantly broadened and strengthened our portfolio of storage networking products and solutions, increased our global size and scope, expanded our customer base, and we believe provided us with significant opportunities for both revenue growth and cost reduction synergies.
      Our revenues were $366.3 million, $354.7 million and $211.5 million for the years ended January 31, 2005, 2004 and 2003, respectively. Our revenues for the year ended January 31, 2004 include the acquisition of Inrange from May 5, 2003.
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
      We are a provider of the following storage networking solutions:

•	Fibre Channel and FICON Switching. With our acquisition of Inrange in May 2003, we began providing our own line of Fibre Channel and FICON switching products. Data is transported across SANs using communications protocols which include Fibre Channel and FICON. Fibre Channel is a technology that improves the speed of data input and output, or I/O, between existing storage devices and the ability to connect additional devices to storage networks. FICON, which is based on Fibre Channel, is an IBM-proprietary protocol for transporting data from server to storage in a mainframe environment. Our Fibre Channel and FICON switching solutions provide businesses with a robust backbone or core for high-speed SAN’s in local (LAN), metropolitan (MAN) or remote environments (WAN).

•	Storage networking over WANs. Our solutions for storage networking over wide area networks, or WANs, enable businesses to manage and protect data across remote locations, in real time if necessary, through applications such as remote data replication and remote tape vaulting. WANs are networks dispersed over long distances that communicate by traditional copper or fiber optic third-party telecommunication lines.

•	Fibre Channel and FICON-based storage networking over WANs. These products address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel and FICON standards. We believe Fibre Channel or FICON technology, combined with our products and services, will enable businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks.

•	Storage networks over IP-based networks. Our products allow storage networking applications, such as remote data replication, to be deployed over private networks that are based on Internet protocol, or IP, the standard method for data transmission over the Internet. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks. SCSI and ESCON are older, widely used standards for communicating between computers. These products enable businesses that use virtual private IP-based networks, or VPNs, to build storage networking over WAN applications. In October 2002, we announced the first remote tape backup/recovery solution for open systems environments to operate over thousands of miles utilizing IP networks.

•	Storage Network software. Our management software uses open, standard interfaces that can manage multiple product lines and protocols, across SAN, LAN, MAN and WAN environments. Our software solutions facilitate the management of a businesses entire network infrastructure in a single view, by proactively collecting network performance data, identifying problem areas and correlating those problems back to the affected application, increasing data availability and reducing the time required to diagnose and resolve problems.
      In addition to our internally developed proprietary products, we have expanded our range of solutions by offering third party products manufactured by others, coupled with our proprietary consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage environments. As a result, we believe we are able to capture more of our customers’ spending dollars on storage solutions. We also offer telecommunications bandwidth thereby enabling us to design and offer end-to-end storage networking solutions for our customers.
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
      Our Fibre Channel and FICON director solutions can be used as the backbone or core of businesses high-speed SAN, LAN, MAN or WAN environments. With the ability to support multiple protocols, interfaces, operating systems, management platforms and topologies, our solutions offer the port capacity, bandwidth, and extensibility required for data intensive, anytime, anywhere applications. Our solutions support the following applications: data and resource sharing to provide availability to crucial data remotely, when and where businesses need it, helping to drive business efficiency; shared storage enabling better storage utilization, since more servers are able to access more storage; clustering to enable continuous, reliable operation and to provide fault tolerance; storage consolidation, providing connectivity across most protocols and standards and better resource utilization, managed growth, and reduce storage hardware requirements.
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
      Our storage networking products consist primarily of our Ultranet Multi-Service Director or UMD, family of Fibre Channel and FICON director class switches, and our UltraNet® family of products that connect storage devices. We also market proprietary consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage environments, and provide support services for our proprietary products, and products manufactured by others. Our solution offerings, including our proprietary products, third party products, and our proprietary service offerings, help our customers design, deploy and manage enterprise storage solutions by supplying products and expertise for implementing storage applications. Our solution offerings include consulting and integration services for disaster recovery, business continuance, storage infrastructure and network performance. We also offer integration services for data replication, enterprise backup and restore, SAN implementation and network performance monitoring.
Market Opportunities
      International Data Corporation, or IDC, estimates that the worldwide revenue for SAN-attached disk storage systems will grow from $6.68 billion in 2003 to $9.98 billion in 2007, a compound annual growth rate of 10%. Another indication of demand for our storage networking solutions is the growth of the Fibre Channel industry. The Dell’Oro Group forecasts that revenues from the FibreChannel (FC) SAN Market will increase from $2.0 billion in 2004 to $3.4 million by 2009, for a compounded annual growth rate of 12%. Gartner predicts that an improving 2005 worldwide economy could create a 7% annual growth for storage services through 2008, bringing the worldwide opportunity for storage services to almost $30 billion. We believe these industry trends, in addition to the specific foregoing factors, will continue to drive demand for our products, and provide us with future growth opportunities.

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

Limitations of Traditional Storage Products
      The growth of the size and amount of data stored has presented organizations with significant data management challenges and increased storage related costs. As the volume of data stored, and the number of users that require access to the data continue to increase, storage systems and servers are burdened by an increased number of input/output, or I/ O, transactions they must perform. Hence users are moving to Fibre Channel and FICON protocols that dramatically improve the speed of data I/ O between existing storage devices, and the ability to connect additional devices to storage networks. However, traditional storage architecture has inherent speed, distance, capacity and performance constraints. For example, depending on the standards and protocols used, the following constraints may exist:

•	bandwidth, or the data transmission rate, is generally fixed at 15, 40 or 80 megabytes per second;

•	distance between devices is limited to 12 to 150 meters or for fibre channel, up to 100 kilometers;

•	connectivity is limited to 15 storage devices;

•	lack of data management capability in SCSI devices places the burden for management tasks on servers, thereby degrading network performance;

•	if the server to which the data storage device is connected fails, the data cannot be accessed; and

•	local area network, or LAN, performance can be significantly degraded while the LAN is being used for storage backup applications.

Advent of Storage Networking Services
      Storage networking is necessary for the effective use of large data-intensive applications such as enterprise resource planning, customer relationship management, and digital media. Our current and potential customers have a growing need to access and protect the business critical data created by these types of applications. As a result, we expect increased demand for the purchase and installation of storage networks, which will drive demand for products and demand for consulting, integration, and managed services for end-to-end storage solutions. As a result of the installation of these solutions, we expect there will also be increased demand for support services.
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

Our Storage Networking Solutions
      Our storage networking solutions, consist of products and services that address the limitations of traditional storage architecture in the following ways:

•	Network infrastructure — Our Fibre Channel and FICON directors are at the heart of applications spanning local, metropolitan, and wide area environments, with the ability to support multiple protocols, interfaces, operating systems and management topologies, our large 256 port capacity delivers a larger, centralized core that eliminates disruptions, management complexity and reduced performance resulting from large storage networks based on multiple smaller port directors.

•	Storage networks over unlimited distance — Our products and services enable organizations to create secure storage networks without any distance limitations. This allows the creation of storage networking over WAN environments in such critical applications as remote data replication, enterprise backup and recovery and remote tape vaulting.

•	Connectivity across multiple protocols — Our products are virtually protocol independent — they can connect devices that use Fibre Channel, SCSI, ESCON, and bus and tag protocols. These devices can be connected and extended over telecommunications links including T1/ E1, T3/ E3 and ATM (OC3, OC12), packet over sonet, or WAN protocols like IP, Fibre Channel and fiber optics. We believe our products connect with substantially all storage vendors.

•	Infrastructure options — Our products enable the use of IP, ATM, Fibre Channel and fiber optics for expanded use of storage network infrastructure. This supports the growing amounts of storage created by applications like e-mail and increases due to user demands to access applications in a continuous mode.

•	IP-based networking solutions — We enable remote data replication over IP-based networks using software provided by EMC, IBM, Hitachi and Hewlett-Packard. Our solutions allow our customers to capitalize on inexpensive “bandwidth on demand” capabilities of IP-based networks and use existing IP capacity, especially at low traffic times of the day, and rely on existing IP network knowledge. We anticipate expanding storage networking application support with products from other vendors.

•	Storage Network Software — Our software solutions facilitate the management of a businesses entire network infrastructure in a single view, by pro-actively collecting network performance data, identifying problem areas and correlating those problems back to the affected application, increasing data availability and reducing the time required to diagnose and resolve problems.

•	Consulting and integration services — Our consulting and integration services help customers evaluate, analyze, design, install and manage storage networks. We believe these value-added services assist customers in designing, implementing, and managing storage networks more effectively than they could on their own. Our integration services help customers deal with the complexity of implementing a storage network that is scalable and compatible with customer resources. These services bolster sales of our UltraNet® products and allow us to capture our customers’ spending. We offer bundled telecommunications access with our products and services to provide customers a complete end-to-end operating solution.

•	Managed services — We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. These services consisting of solutions, implementation, pro-active management and maintenance satisfy a businesses complete storage networking requirements, all for a single monthly fee. Our network management service helps our customers monitor their UltraNet® and UMD products, third party manufactured products, and third-party telecommunication lines and allows them to quickly respond to and resolve storage network issues.

•	Data migration — Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers.

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
Our Storage Networking Products
      Our storage networking products include the UMD family of Fibre Channel and FICON director products we acquired with the acquisition of Inrange in May 2003, and the UltraNet® family of storage director products.
      UltraNet Multi-service Director (UMD) a new generation storage networking infrastructure platform that provides high levels of scalability, flexibility, and serviceability to support SAN consolidation, tiered storage, and other applications. The UMD provides the ability to integrate a variety of services as needed by the enterprise, including protocols, security, WAN and MAN extension, and management services.
      UltraNet® Storage Director is a high performance switching product that enables storage networks to establish a direct connection between storage elements and servers and share data among diverse servers and storage systems, and networks that are local and geographically dispersed. The switch provides connectivity among SCSI, ESCON, bus and tag, Fibre Channel, FICON and WANs.
      UltraNet® Edge Storage Router complements the UltraNet® Storage Director by meeting the needs of a broader customer base. It provides a new price and performance entry point, which do not require high port-density and mixed platform support offered by the UltraNet® Storage Director. The UltraNet® Edge Storage Router is designed to reduce the total cost of ownership of enterprise-wide storage networking solutions by leveraging the lower-cost bandwidth offered by IP networks and the performance improvements provided by Fibre Channel.
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
Managed Services and Telecommunications
      We offer outsourced storage management services that complement our current storage networking products on a 24x7x365 basis. These services consisting of solutions, implementation, proactive management and maintenance satisfy a businesses complete storage networking requirements, all for a single monthly fee. Our network management service helps our customers monitor their UltraNet® and UMD and other director products, third party manufactured products, and third-party telecommunication lines, and allows them to quickly respond to and resolve storage network issues.
      Our managed services include a network management service. We monitor our customers’ UMD and other director products, UltraNet® products, third party manufactured products and telecommunications networks 24x7x365. We believe this service allows our customers to optimize network performance, decreases the chance of downtime and reduces recovery time after failures. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. We also offer telecommunications services to our customers whereby we combine telecommunications circuits with our products to offer a bundled solution for end users and resellers.
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
      We maintain our own marketing staff and direct sales force. As of January 31, 2005, we had approximately 291 persons in our marketing and sales organization.
Customers
      Our customers include:

Financial Services	Telecommunications	Information Outsourcing	Other
American Express	AT&T	Computer Sciences Corporation	Best Buy
Bank of America	British Telecommunications	Electronic Data Systems	Wal-Mart
Barclays	Sprint	IBM Global Services	Boeing
JP Morgan	France Telecom	Sungard	Lockheed Martin
Chase	Verizon		Mattel
Citigroup			Target
Merrill Lynch			Merck
Rabobank International
Fannie Mae
Fidelity
AXA
Nasdaq
      IBM and its affiliates accounted for 20%, 22% and 10% of our revenue in fiscal 2004, 2003 and 2002, respectively. IBM re-sells the UMD product. Metlife accounted for 14% of our revenue in fiscal 2004.

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
      Engineering and development expenses were 14%, 12%, and 13% of total revenue for the years ended January 31, 2005, 2004, and 2003 respectively. We intend to continue to apply a significant portion of our resources to product enhancements and new product development for the foreseeable future. We cannot assure you that our research and development activities will be successful.
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
      We manufacture our products based on forecasted orders. Forecasting orders is difficult as most shipments occur at the end of each quarter. Our customers generally place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. At January 31, 2005 we had a backlog for products and professional services of $47.4 million. We believe approximately $34.0 million of our backlog will be recognized as revenue during the next 12 months in fiscal 2005. Our backlog at January 31, 2004 was $38.4 million.
      We manufacture our UMD and UltraNet® products from subassemblies, parts and components, such as integrated circuits, printed circuit boards, power supplies and metal parts, manufactured by others. Some items manufactured by suppliers are made to our specific design criteria.
      At January 31, 2005, we held $861,000 of net inventory for parts that our vendors no longer manufacture. Products in which those parts are included accounted for $47.6 million in revenue during the year ended January 31, 2005. We expect that this inventory will be used in the ordinary course of our business over the next five years. Relevant parts will have to be redesigned after the inventory is used.
      We believe that we currently have adequate supply channels. Components and subassemblies used in our products and systems are generally available from a number of different suppliers. However, certain components in our products are purchased from a limited number of sources and in the case of certain components used in our UMD, from a sole provider. We do not anticipate any difficulty in obtaining an adequate supply of such products and required components. An interruption in our existing supplier relationships or delays by some suppliers, however, could result in production delays and harm our results of operations.

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
      Our products are sold in an environment where other participants have significantly greater revenues and internationally known brand names. Many of those market participants do not currently sell products identical to ours today, but address customer needs from one vantage point or another, usually evolving as they and general customer requirements mature. However, such participants may do so in the future, and new products we develop may compete with products sold by well-known participants.
      While the Fibre Channel and FICON switching markets have yet to develop fully, the market for our UMD Fibre Channel and FICON director switching products is competitive, continually evolving and subject to rapid technology change. Our competitors in Fibre Channel and FICON switching include Brocade Communications Systems, McData Corporation, Cisco Systems, Inc., Qlogic Corporation, MaXXan Systems, Inc., and Maranti Inc. as well as storage system vendors who may resell the Fibre Channel and FICON switching products manufactured by our competitors. We may also face competition from new market entrants, and potentially disruptive new technologies, such as iSCSI. In 2004, we believe Cisco significantly increased its sales of fibre channel switches, and further competitive gains by Cisco could significantly harm our business.
      Our competitors for our other storage networking products, primarily our UltraNet® family of products, include storage system vendors and others including Akara, which is owned by Ciena, and McData, Cisco, EMC, Alcatel SA, Celion Networks, Inc., Lightsand Communications Corp., Lucent Technologies Inc., Nortel Networks Corp., Packetlight Networks, RBN Inc., Network Executive Software Inc., Reliable Data Technology Inc. and SAN Valley Systems, Inc. Cisco, EMC and others have made significant competitive gains with products that provide functionality similar to ours, and further competitive gains could significant harm our business. In addition, IBM and others continue to push the distance, performance and price performance capabilities of channels using FICON and GDPS technologies, which reduces demand for our products. Software vendors, such as Veritas, Legato and Tivoli/IBM offer data movement and replication capabilities today at lower speeds and/or shorter distances, and provide an effective substitute for our products in those environments. We also face competition from competing solutions, such as dense wave division multiplexers and course wave division multiplexers. We may also face competition from new market entrants and from new technologies.

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
      The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with many companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we could to new or emerging technologies and changes in customer requirements. These competitive pressures may materially harm our business.
      The competitive environments of markets in which our storage networking solutions are sold are continuing to develop rapidly. We are not in a position to prepare long-range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, our customers and business partners may develop and introduce competing products. We anticipate the markets will be highly competitive.
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
      We currently own 29 patents and have 45 patent applications filed or in the process of being filed in the United States with respect to our continuing operations. We currently own 7 patents and have 32 patent applications filed or in the process of being filed in foreign countries. Our pending patent applications, however, may not be issued. Not all of our unique products and technology are patented. Our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. We believe that patent and copyright protection are less significant to our competitive position because of the rapid pace of technological change in the markets in which our products are sold and because of the effectiveness and quality of our support services, the knowledge, experience and ability of our employees and the frequency of our enhancements.
      We rely upon a patent license agreement to manufacture our UltraNet®products that use ESCON. This license expires on December 31, 2010. Historically, the license has been renewable every three years. We renewed the license on commercially reasonable terms at the end of the first license period, and we anticipate that we will be able to do so again under commercially reasonable terms.
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
Employees
      As of January 31, 2005, we had 1,011 full-time employees. We consider our ability to attract and retain qualified employees and to motivate such employees to be essential to our future success. Competition for highly skilled personnel is particularly intense in the computer and data communications industry, and we cannot assure that we will continue to attract and retain qualified employees.
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
Special Note Regarding Forward-Looking Statements
      This Form 10-K contains “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this Form 10-K, including the statements under “Business” and elsewhere in this Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used herein, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements due to a variety of factors, including those described in “Cautionary Statements — Risk Factors” to this Form 10-K and from time to time in our filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The cautionary statements qualify all forward-looking statements, whether attributable to us, or persons acting on our behalf.

Item 2.	Properties
      Our principal administrative, manufacturing, engineering and development functions are located in leased facilities in the Minneapolis, Minnesota suburb of Plymouth, and in the Philadelphia, Pennsylvania suburb of Lumberton New Jersey. In addition, we lease office space in England, France, Germany, Belgium, Italy, Switzerland, Japan, and the Netherlands. We also lease space for sales offices for our direct sales staff and systems consultants in a number of locations throughout the United States and Canada. We believe our facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings
SBC Litigation
      Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division (“the Litigation”). The Litigation was commenced on February 27, 2003. The Complaint claims that Inrange is infringing U.S. Patent No. 5,530,845 (“‘845 patent”) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. The Complaint asks for judgment that the ‘845 patent is infringed by the defendants in the case, an accounting for actual damages, attorney’s fees, costs of suit and other relief. Inrange has answered the Complaint, denying SBC’s allegations. The case is in the discovery phase, and a claim construction of the asserted patent is pending. However, on or about February 1, 2005, SBC requested leave of court (i) to amend its Complaint to assert that the UltraNet Multi-service Director (“UMD”) infringes the ‘845 patent, and (ii) for a continuance of the trial to permit discovery and related proceedings concerning the UMD. The court has denied this motion. Management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter.
      Eclipsys Corp. (“Eclipsys”) settled with SBC for an undisclosed sum. Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the Litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys in connection with the Litigation. Hitachi has put Inrange on notice that it will tender to Inrange any claim by Eclipsys for indemnification and defense of any aspect the Litigation. Inrange is evaluating the indemnification demands asserted by Eclipsys and Hitachi.
Shareholder Litigation
      Following the announcement of the proposed merger with McDATA, an action was commenced purporting to challenge the merger. The case, styled Jack Gaither v. Thomas G. Hudson et al. (File No. MC 05-003129) was filed in the District Court of Hennepin County, State of Minnesota. The complaint asserts claims on behalf of a purported class of CNT stockholders, and it names CNT and certain of its directors on claims of breach of fiduciary duty in connection with the merger on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for CNT stockholders. Additionally, the plaintiff claims that the defendants have made insufficient disclosures in connection with the merger. The lawsuit is in its preliminary stages. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter. CNT and the directors intend to defend themselves vigorously in respect of the claims asserted.
IPO Litigation
      A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The underwriters objected to the proposed settlement and the plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
      Our common stock is traded on the Nasdaq National Market under the symbol “CMNT.” As of April 1, 2005, there were 29,519,470 shares of our common stock outstanding. The following table sets forth for the indicated periods the range of high and low per share sales prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended January 31, 2004
First Quarter	$7.58	$4.58
Second Quarter	8.76	5.60
Third Quarter	10.55	6.15
Fourth Quarter	11.84	8.83
Fiscal Year Ended January 31, 2005
First Quarter	$11.00	$6.50
Second Quarter	8.24	4.65
Third Quarter	5.02	2.63
Fourth Quarter	7.14	3.89
      On April 1, 2005, the closing price of our common stock, as reported by the Nasdaq National Market, was $4.47. Shareholders are urged to obtain current market quotations for our common stock. As of April 1, 2005 there were approximately 1,000 shareholders of record. We estimate that approximately an additional 10,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.
DIVIDEND POLICY
      We have not paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the future.

Item 6.	Selected Consolidated Financial Data

	Years Ended January 31,

	2005(5)	2004(4)	2003(3)	2002(2)	2001(1)

	(in thousands, except per share data)
Consolidated Statements of Operations Data(6):
Revenue:
Product sales	$237,410	$239,839	$145,355	$129,276	$125,432
Service fees	128,892	114,878	66,160	57,747	50,674

Total revenue	366,302	354,717	211,515	187,023	176,106

Cost of revenue:
Cost of product sales	142,979	143,992	89,110	76,254	52,873
Cost of service fees	76,421	65,650	38,210	37,328	30,308
Impairment-developed technology	11,198	—	—	—	—

Total cost of revenue	230,598	209,642	127,320	113,582	83,181

Gross profit	135,704	145,075	84,195	73,441	92,925

Operating expenses:
Sales and marketing	97,570	87,664	57,849	52,156	41,019
Engineering and development	51,664	42,719	26,872	23,452	22,572
General and administrative	17,088	16,073	10,694	9,311	8,697
In-process research and development	—	19,706	—	—	—
Impairment-trademark	911	—	—	—	—
Impairment-goodwill	73,317	204	—	—	—
Abandoned facility	—	—	—	—	(287)
Restructuring charge	—	—	1,666	996	—

Total operating expenses	240,550	166,366	97,081	85,915	72,001

Income (loss) from operations	(104,846)	(21,291)	(12,886)	(12,474)	20,924

Loss on sale and write down of webMethods stock	—	—	—	(10,283)	—
Other income (expense), net	(2,833)	(1,668)	869	5,537	3,152

Income (loss) from continuing operations before income taxes	(107,679)	(22,959)	(12,017)	(17,220)	24,076
Provision (benefit) for income taxes	2,237	625	16,527	(5,292)	7,947

Income (loss) from continuing operations	(109,916)	(23,584)	(28,544)	(11,928)	16,129
Income (loss) from discontinued operations, net of tax	(688)	(469)	207	8,222	(4,135)

Net income (loss) before cumulative effect of change in accounting	(110,604)	(24,053)	(28,337)	(3,706)	11,994
Cumulative effect of change in accounting principle	—	—	(10,068)	—	—

Net income (loss)	$(110,604)	$(24,053)	$(38,405)	$(3,706)	$11,994

Diluted income (loss) per share:
Continuing operations	$(3.93)	$(0.87)	$(1.02)	$(0.40)	$0.58

Discontinued operations	$(0.02)	$(0.02)	$0.01	$0.28	$(0.15)

Cumulative effect of change in accounting principle	$—	$—	$(0.36)	$—	$—

Net income (loss)	$(3.95)	$(0.89)	$(1.37)	$(0.12)	$0.43

Diluted shares	27,981	27,116	28,111	29,892	27,813

	As of January 31,

	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data: (in thousands)
Cash, cash equivalents and marketable securities	$54,209	$77,336	$209,484	$118,014	$150,477
Working capital	59,271	71,421	229,736	160,271	182,625
Total assets	295,588	414,493	339,169	269,738	268,623
Long-term obligations	129,302	129,647	125,000	708	1,952
Total shareholders’ equity	39,802	142,807	151,631	216,643	213,102

(1)	Includes a reversal of the unused balance of a fiscal 1999 fourth quarter accrual for an abandoned facility of $287,000.

(2)	Includes special charges and other items recognized in the first quarter of fiscal 2001, including a $2.0 million write-down of inventory, a $325,000 write-off of a product, a $996,000 restructuring charge and a $10.3 million loss on the sale and write-down of webMethods common stock acquired from the disposition of a portion of our discontinued operations.

(3)	Includes special charges in the fourth quarter of fiscal 2002 of $1.7 million for severance related to the integration of our former Networking and Storage Solutions segments, and professional fees related to canceled acquisition activity. It also includes an earn-out payable to the employees of BI-Tech of $744,000, of which $195,000 was recorded as cost of service, and $549,000 as operating expense. Other income for fiscal 2002 was reduced by a $1.0 million investment write-down. Income tax expense for fiscal 2002 includes a non-cash charge of $23.6 million for a valuation allowance related to our United States deferred tax assets. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, we recorded a $10.1 million non-cash charge for impairment of goodwill associated with the acquisition of Articulent in April 2001 as a “Cumulative effect of a change in accounting principle”.

(4)	Includes a $19.7 million charge for in-process research and development and $7.0 million of integration charges related to the acquisition of Inrange, of which $1.6 million was recorded as cost of product for the write-down of inventory and $5.4 million was recorded as operating expense, primarily wages and severance for terminated employees. It also includes an earn-out payable to the employees of BI-Tech of $312,000, of which $131,000 was recorded as cost of service, and $181,000 as operating expense. A goodwill impairment charge of $204,000 was recognized in the fourth quarter of fiscal 2003 related to the closing of a small sales subsidiary. Included in other income was a $747,000 net gain recognized during the first quarter of fiscal 2003 related to the sale of marketable securities.

(5)	Includes $85.4 million of intangible assets and goodwill impairment charges, and $4.9 million of charges for severance and facility closures related to cost reduction activities.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements and Supplementary Data” included herein for a discussion of accounting changes, business combinations and dispositions of businesses affecting the comparability of the information reflected in the selected financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following section should be read in conjunction with Item 1: Business; Item 6: Selected Consolidated Financial Data; and Item 8: Consolidated Financial Statements and Supplementary Data.
Overview
      We are a leading provider of today’s cost-effective and reliable storage networking solutions. For over 20 years, businesses around the world have depended on us to improve business efficiency, increase data availability and manage their business-critical information. We apply our technology, products and expertise in open storage networking architecture and business continuity to help companies build end-to-end storage solutions, including hardware and software products, analysis, planning and design, multi-vendor integration, implementation and ongoing remote management. We focus primarily on helping our customers design, develop, deploy and manage storage and data networks, including storage area networks, or SANs, a high speed network within a business’ existing computer system that allows the business to manage its data storage needs with greater efficiency and less disruption to its overall network. We currently design, manufacture, market and support a wide range of solutions that provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations, including applications such as remote data replication, or the real-time backup of data to remotely located disks, and remote tape vaulting, or the backup of data to remotely archived tapes.
      On January 17, 2005, Computer Network Technology Corporation, or (“CNT”), entered into a definitive agreement to be merged with a wholly-owned subsidiary of McDATA Corporation (“McDATA”). We believe the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. Under the terms of the agreement, CNT will be merged into a wholly-owned subsidiary of McDATA, and CNT will survive the merger as a wholly owned subsidiary of McDATA. Each issued and outstanding share of common stock of CNT will be converted into the right to receive 1.3 shares of McDATA Class A common stock, together with cash in lieu of fractional shares. Consummation of the merger is subject to satisfaction of significant conditions, and there can be no assurance the merger will be consummated.
      On May 5, 2003, we completed the acquisition of Inrange Technologies Corporation (“Inrange”) for $190 million in cash plus transaction costs. Inrange designed, manufactured, marketed and supported switching and networking products for storage and data networks. The acquisition of Inrange made us one of the world’s largest providers of complete storage networking products, solutions and services. The acquisition significantly broadened and strengthened our portfolio of storage networking products and solutions, increased our global size and scope, expanded our customer base, and we believe provided us with significant opportunities for both revenue growth and cost reduction synergies.
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
      Our revenues were $366.3 million, $354.7 million and $211.5 million for the years ended January 31, 2005, 2004 and 2003, respectively. Our revenues for the year ended January 31, 2004 include the acquisition of Inrange from May 5, 2003. The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
      While the Fibre Channel and FICON switching markets have yet to develop fully, the market for our UMD Fibre Channel and FICON director switching products is competitive, continually evolving and subject to rapid technology change. Our competitors in Fibre Channel and FICON switching include Brocade Communications Systems, McDATA, Cisco Systems, Inc., Qlogic Corporation, MaXXan Systems and Maranti Inc. as well as storage system vendors who may re-sell the Fibre Channel and FICON switching products manufactured by our competitors. We may also face competition from new market entrants and potentially disruptive new technology, such as iSCSI. In 2004, we believe Cisco significantly increased its sales of fibre channel switches, and further competitive gains by Cisco could significantly harm our business.
      Our competitors for our other storage networking products, primarily our UltraNet® family of products, include storage system vendors and others including Akara, which is owned by Ciena, and McData, Cisco, EMC, Alcatel SA, Celion Networks, Inc., Lightsand Communications Corp., Lucent Technologies Inc., Nortel Networks Corp., Packetlight Networks, RBN Inc., Network Executive Software Inc., Reliable Data Technology Inc. and SAN Valley Systems, Inc. Cisco, EMC and others have made significant competitive gains with products that provide functionality similar to ours, and further competitive gains could significantly harm our business. In addition, IBM and others continue to push the distance, performance and price performance capabilities of channels using FICON and GDPS technologies, which reduces customer demand for our products. Software vendors, such as Veritas, Legato and Tivoli/ IBM offer data movement and replication capabilities today at lower speeds and/or shorter distances, and provide an effective substitute for our products in those environments. We also face competition from competing solutions, such as dense wave division multiplexers and course wave division multiplexers. We may also face competition from new market entrants and from new technologies.
      Our revenue can be significantly impacted by general economic trends in the global economy and capital spending plans for information technology equipment. Our revenue can also be impacted by the introduction or phasing-out of products and services, either by us, or competitors. The introductions of new technologies by other companies, including the large storage vendors with whom we do business, can also impact our quarterly revenue. The level of product sales reported by us in any given period will continue to be affected by the receipt and fulfillment of sizable new orders in both domestic and international markets.
      In fiscal 2003, we achieved cost synergies in most functional areas of our business due to the Inrange acquisition. We consolidated our manufacturing operations, including the in-house capability to add parts and components to printed circuit boards.
Significant Events — 2004
Merger with McData Corporation
      On January 17, 2005, Computer Network Technology Corporation, or (“CNT”), entered into a definitive agreement to be merged with a wholly-owned subsidiary of McDATA Corporation (“McDATA”). We believe the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. Under the terms of the agreement, CNT will be merged into a wholly-owned subsidiary of McDATA, and CNT will survive the merger as a wholly owned subsidiary of McDATA. Each issued and outstanding share of common stock of CNT will be converted into the right to receive 1.3 shares of McDATA Class A common stock, together with cash in lieu of fractional shares. Consummation of the merger is subject to satisfaction of significant conditions and there can be no assurance the merger will be consummated.

Cost Reduction Actions — Fiscal 2004
      During the first half of 2004 we experienced a continued slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. We also experienced a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These trends have negatively impacted our UltraNet® wide area extension business. As a result, during our third quarter, we adjusted our expense levels to reflect the current outlook for our markets. In August of 2004 we had a reduction of approximately 220 employees and consultants, along with a reduction in other discretionary expenses. We anticipate these reductions will ultimately result in approximately $7.5 million of quarterly expense savings. Our results include charges related to our cost reduction actions of approximately $4.7 million for severance, and $0.2 million for facility closure costs.
      Charges related to the cost reduction actions are reflected in our consolidated statement of operations for the year ended January 31, 2005 as follows:

			Excluding Severance
	As Reported	Severance and	and Facility Charges
	GAAP	Facility Charges	Fiscal Year 2004(1)

Cost of service	$76,421	$(1,519)	$74,902
Sales and marketing	97,570	(2,217)	95,353
Engineering and development	51,664	(619)	51,045
General and administrative	17,088	(550)	16,538

(1)	See “Note Regarding Non-GAAP Financial Measures.”
Discontinued Operations
      In connection with the acquisition of Inrange in May 2003, we acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $1.7 million were sold for cash proceeds of $934,000 and installments payments having a discounted value of approximately $1.2 million. The business was divested to allow us to focus on our core storage networking solutions business. Revenue for the ERP business in fiscal 2004 and 2003 totaled approximately $2.2 million and $6.2 million, respectively. Expense for the ERP business in fiscal 2004 and 2003 totaled approximately $2.9 million and $7.3 million, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net loss of the ERP business has been included under the discontinued operations caption in the statement of operations.
Restatement of Fiscal 2004 Quarterly Earnings; Weaknesses In Internal Controls
      On March 7, 2005, our management, after consultation with the Audit Committee of our Board of Directors, determined that our consolidated financial statements for our first fiscal quarter ended April 30, 2004, second fiscal quarter ended July 31, 2004 and third fiscal quarter ended October 31, 2004 should no longer be relied upon, including the consolidated financial statements and other financial information in the Form 10-Qs filed for those quarters. The determination was made as a result of errors discovered when reconciling offsite finished goods inventory between the general ledger and our materials requirement planning, or MRP, system. We believe the errors began to occur in February 2004 when we transitioned manufacturing of certain products from our Plymouth, Minnesota headquarters to our facility in Lumberton, New Jersey. As a result of the transition, there were procedural changes for the tracking and recording of certain offsite finished goods inventory that resulted in inventory items for certain transactions being double counted. The effect of the errors was to overstate inventory and understate cost of goods sold and operating expenses in the first, second and third quarters of fiscal 2004 by $499,000, $408,000 and

$538,000, respectively. The unaudited interim financial information included under the caption “Item 8 — Consolidated Financial Statements and Supplementary Data” have been restated to reflect these matters.
      We have determined that our failure to properly reconcile the general ledger to the MRP system was a material weakness in our internal controls over financial reporting as of January 31, 2005. See “Item 9A. — Controls and Procedures” for management’s report on internal controls over financial reporting for more information.

Goodwill Impairment Charge
      In August 2004, our market capitalization fell substantially below recorded net book value, indicating that goodwill and other long-lived assets may be impaired, including developed technology, trademarks and customer lists. As part of our evaluation and analysis, we engaged an independent third party to appraise these assets. Our evaluation and analysis indicated that impairment charges for developed technology, trademarks and goodwill of $11.2 million, $911,000 and $73.3 million, respectively, should be reflected in results of operations for our fiscal third quarter ended October 31, 2004.
Significant Events — 2003
Acquisition of Inrange Corporation
      On April 6, 2003, we entered into an agreement whereby a wholly-owned subsidiary agreed to acquire all of the shares of Inrange that were owned by SPX Corporation. The shares acquired constituted approximately 91% of the issued and outstanding shares of Inrange for a purchase price of approximately $2.31 per share and $173 million in the aggregate. On May 5, 2003 we completed the acquisition of Inrange and pursuant to the agreement, the subsidiary merged into Inrange, and the remaining capital stock owned by the other Inrange shareholders was converted into the right to receive approximately $2.31 per share in cash, resulting in a total payment of $190 million for both the stock purchase and merger. During fiscal 2003, we incurred integration charges related to the acquisition of $5.4 million, primarily for wages and severance for terminated employees, and extra travel costs for integration activities. We also recorded a $1.6 million charge for the write-down of inventory resulting from the integration of the product strategies for the new combined entity, and a $19.7 million charge for in-process research and development related to the acquisition of Inrange. The integration of Inrange was completed in 2003, and no further integration charges are anticipated. See the following caption “Impact of Inrange Integration” for further discussion regarding the impact of the integration on fiscal 2003. Our consolidated financial statements include the results of Inrange from May 5, 2003. See footnote 2 per the accompanying financial statements for a summary of the purchase price allocation and pro forma results of operations for fiscal 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003.
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

	As Reported	Integration	Excluding Integration
	GAAP	Related Charges	Fiscal Year 2003(1)

Cost of product	$143,992	$(2,223)	$141,769
Cost of service	65,650	(564)	65,086
Sales and marketing	87,664	(1,998)	85,666
Engineering and development	42,719	(435)	42,284
General and administrative	16,073	(1,780)	14,293

(1)	See “Note Regarding Non-GAAP Financial Measures.”
      We also incurred a $19.7 million charge related to the Inrange acquisition for in-process research and development.
      Our integration strategy for Inrange included the closing of various duplicative facilities and office space. All of the properties that were closed were part of the pre-acquisition Inrange business, and our accrual for the future rents associated with these properties was treated as an acquired liability and effectively increased the purchase price. Our initial accrual for closed facilities was $7.4 million. During fiscal 2004 and 2003, we made rent payments for these facilities of $2.2 million and $2.0 million, respectively, and received sublease income for certain facilities of $136,000 and $107,000, respectively. At January 31, 2005, our ending accrual, net of estimated sublease income, for abandoned facilities related to the Inrange acquisition was $3.5 million
Significant Events — 2002
Restructuring Charge
      During fiscal 2002, we integrated our networking and storage solutions sales, support and service functions into a single unit. The integration was intended to better enable us to execute our strategy for continued growth and enhanced customer service, while achieving improved efficiency and profitability. As a result, customers have a single point of contact for their networking and storage solutions requirements. In addition, it is no longer possible to allocate costs and prepare separate meaningful statements for what had been our networking and storage solutions segments. Our management now reviews and makes decisions utilizing financial information for the consolidated business.
      Improved efficiencies within our service organization, a reduction in the need for future upgrades to our legacy products, along with the integration of our Networking and Storage Solutions sales, support and service functions, allowed us to reduce our worldwide workforce by 80 people or about 10%. The reduction in workforce was necessary to improve anticipated future efficiency and profitability. In the fourth quarter of fiscal 2002, we recorded a $1.7 million restructuring charge for severance resulting from the reduction in workforce and professional fees related to canceled acquisition activity. Of this amount, $1.3 million was paid prior to January 31, 2003, with the balance being paid prior to April 30, 2003.
Acquisition of BI-Tech Solutions, Inc.
      In June 2002, we acquired all of the outstanding stock of Business Impact Technology Solutions Limited (BI-Tech), a leading provider of storage management solutions and services, for $12 million in cash, plus the assumption of approximately $3.6 million of liabilities and the acquisition of approximately $8.7 million of tangible assets. The accompanying financial statements include the results of BI-Tech since June 24, 2002. The agreement also provided for an earn-out based on profitability. Goodwill and compensation expense recorded under this earn-out between July 1, 2002 and January 31, 2004 totaled $7.7 million and $1.1 million, respectively. There was no earn-out in fiscal 2004.

Valuation Allowance for Deferred Tax Assets
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
      In the fourth quarter of fiscal 2002, we recognized a non-cash charge of $23.6 million to provide a full valuation allowance for our United States deferred tax assets. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until we have utilized our net operating loss and credit carryforwards. Our federal net operating loss carryforwards and research tax credits do not expire for the next 15 to 20 years.
Convertible Subordinated Debt Offering
      In February 2002, we sold $125 million of 3% convertible subordinated notes due February 2007, raising net proceeds of $122 million. The notes are convertible into our common stock at a price of $19.17 per share. We may redeem the notes upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of our common stock exceeds 175% of the conversion price for at least 20 consecutive trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. The make whole payment represents additional interest payments that would be made if the notes were not redeemed prior to their due date.
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
Discontinued Operations — Divestiture of Propelis Software, Inc. — 2001 — 2003
      Propelis Software, Inc., formerly known as our Enterprise Integration Solutions Division, developed and sold our enterprise application integration, or EAI, software that automates the integration of computer software applications and business workflow processes. In August 2000, we determined to divest Propelis Software, Inc. and focus on our core storage networking business. As a result, Propelis Software, Inc. has been accounted for as discontinued operations in the accompanying financial statements, meaning that the division’s revenues and expenses are not shown and its net income (loss) for all periods are included under the “Discontinued Operations” caption in our statement of operations. During 2001, we sold substantially all of the assets of Propelis Software in a series of transactions. These included the sale of our IntelliFrame subsidiary to webMethods and the sale of other assets to Jacada Ltd. All outstanding options to purchase stock of Propelis Software have been cancelled or have lapsed.
      In fiscal 2003, we recognized $715,000 of income from discontinued operations related to the reversal of an accrual for an abandoned facility which was subleased in fiscal 2003. This facility was previously used by Propelis Software which we accounted for as a discontinued operation.

      In fiscal 2002, we received $207,000 of royalty income, net of tax, related to the discontinued operations sold in fiscal 2001.
Fiscal Year End
      References in this Form 10-K to fiscal 2004, 2003 and 2002 represent the twelve months ended January 31, 2005, 2004 and 2003, respectively.
Critical Accounting Policies
      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Reported results may differ from these estimates if different assumptions or conditions were to be made. Our most critical accounting estimates include valuation of accounts receivable, which impacts bad debt expense; valuation of inventory, which impacts gross margin; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; and valuation of long-lived intangible assets and goodwill, which impacts operating expense. These critical accounting estimates and other critical accounting policies are discussed further below.
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
      We allocate revenue to the different elements of the arrangement based on the relative fair values of the different components, proprietary products, third party products, professional consulting services, standard maintenance and network monitoring services. The fair value for our proprietary and third party products is based on the prices we charge other customers for similar products, or standard market prices in the case of third party products. In some cases, these products are sold on a stand-alone basis, and have stand-alone value. The fair value for our professional consulting services is based on the hours required to perform the services at actual hourly billing rates. These rates are based on rates charged for similar consulting services in stand-alone contracts. Valuation for our standard maintenance and network monitoring services is based on the fair value for these services as evidenced by the separately priced contract value for these services when sold on a stand alone basis, pursuant to FASB technical bulletin 90-1.
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
Valuation of Deferred Taxes
      Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate income taxes in each jurisdiction where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establish a valuation allowance. We have increased tax expense or reduced tax benefit within our statements of operations when a valuation allowance is established or increased in a given period.
      In the fourth quarter of fiscal 2002, we recorded a non-cash charge of $23.6 million to provide a full valuation allowance for our United States deferred tax assets. Our cumulative valuation allowance recorded against our deferred tax assets at January 31, 2005 was $91.8 million. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until we have utilized our net operating loss and credit carryforwards. Our federal net operating loss carryforwards and research tax credits do not expire for the next 15 to 20 years.
Valuation of Long-Lived and Intangible Assets and Goodwill
      We assess the impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review intangible assets and goodwill for impairment annually in our third fiscal quarter ending October 31, or more frequently if changes in circumstances or the occurrence of events suggest the remaining balance may not be recoverable. Factors we consider important which could trigger an impairment review include significant under performance relative to expected operating results, changes in the manner of use of the acquired assets or the strategy of our overall business, negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to our net book value.
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
      In August 2004, our market capitalization fell substantially below recorded net book value, indicating that goodwill and other long-lived assets may be impaired, including developed technology, trademarks and customer lists. As part of our evaluation and analysis, we engaged an independent third party to appraise these assets. Our evaluation and analysis indicated that impairment charges for developed technology, trademarks and goodwill of $11.2 million, $911,000 and $73.3 million, respectively, should be reflected in results of operations for our fiscal third quarter ended October 31, 2004. Developed technology and trademarks intangibles resulted entirely from our acquisition of Inrange, while most of our goodwill resulted from the Inrange acquisition. See footnote 2 to the consolidated financial statements for a summary of the Inrange purchase price allocation. Developed technology was analyzed using the excess earnings method, and was impaired due to more rapid market acceptance of our new generation UMD product following its introduction this year. Trademarks were analyzed using the relief from royalty approach and were impaired due to use of the UltraNet name for the new generation UMD product, and the subsequent rapid market acceptance of this product. The more rapid market acceptance of our new UMD product resulted in lower estimated revenue and excess earnings, primarily for developed technology, compared to our original estimate when Inrange was acquired. We determined that our customer lists intangible was not impaired. Our fair value was based on a combination of the income and market valuation approaches. The analysis indicated that our net book value exceeded our implied fair value, resulting in the $73.3 million charge for goodwill impairment. The goodwill impairment charge resulted from our later than planned launch of the UMD, coupled with slower than planned development of the direct sales channel for these products, and more rapid acceptance of our wide area extension products by the Inrange customer set. The remaining useful lives for developed technology and trademarks were revised to 3 and one years, respectively. The impairment charges will not result in future cash expenditures. We believe there have been no significant changes to our underlying business since our third quarter impairment charge which would require further impairment charges. At January 31, 2005, we had a net book value of approximately $40 million and a market capitalization of approximately $157 million. Given these factors, no additional asset impairment charges were identified at January 31, 2005.
      At January 31, 2004, we had a net book value of approximately $143 million and a market capitalization of approximately $285 million. Based on this factor, as well as considering that there were no significant events or changes to our underlying business, and our purchase of Inrange in May 2003, no asset impairments were identified at January 31, 2004, other than a $204,000 charge for goodwill impairment related to the closing of a small sales subsidiary in Europe.
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
Results of Continuing Operations
      The following table sets forth financial data for our continuing operations for the periods indicated as a percentage of total revenue except for gross profit from product sales and services fees, which are expressed as a percentage of the related revenue. The table also expresses the impact of our fiscal 2004 severance and facility closure charges and our fiscal 2003 Inrange integration charges on our gross profit and operating expenses as a percentage of total revenue. The dollar impact of our fiscal 2004 severance and facility closure charges and fiscal 2003 Inrange integration charges on our gross profit and expenses are shown above under the captions “Cost Reduction Actions- Fiscal 2004” and “Impact of Inrange Integration.”

	Years Ended January 31,

			Excluding
	2005		Severance and	2004	Integration	Excluding	2003
	As Reported	Severance and	Facility Charges	As Reported	Related	Integration	As Reported
	GAAP	Facility Charges	2005(1)	GAAP	Charges	2004	GAAP

Revenue:
Product sales	64.8%	—%	64.8%	67.6%	—%	67.6%	68.7%
Service fees	35.2	—	35.2	32.4	—	32.4	31.3

Total revenue	100.0	—	100.0	100.0	—	100.0	100.0

Gross profit:
Product sales	39.8	—	39.8	40.0	(0.9)	40.9	38.7
Impairment — developed technology	(3.1)	—	(3.1)	—	—	—	—
Service fees	40.7	(1.2)	41.9	42.9	(0.4)	43.3	42.2

Total gross profit	37.0	(0.5)	37.5	40.9	(0.8)	41.7	39.8

Operating expenses:
Sales and marketing	26.6	(0.6)	26.0	24.7	(0.6)	24.1	27.3
Engineering and development	14.1	(0.2)	13.9	12.0	(0.1)	11.9	12.7
General and administrative	4.7	(0.1)	4.6	4.5	(0.5)	4.0	5.1
In-process research and development	—	—	—	5.6	—	5.6	—
Impairment — goodwill	20.0	—	20.0	0.1	—	0.1	—
Impairment — trademark	0.2	—	0.2	—	—	—	—
Restructuring	—	—	—	—	—	—	0.8

Total operating expenses	65.6	(0.9)	64.7	46.9	(1.2)	45.7	45.9

Loss from continuing operations	(28.6)%	(1.4)%	(27.2)%	(6.0)%	(2.0)%	(4.0)%	(6.1)%

(1)	See “Note Regarding Non-GAAP Financial Measures.”
Revenue
Years Ended January 31, 2005 and 2004
     Product revenue
      Sales of our proprietary products generated revenues of $166.1 million in fiscal 2004, a decrease of $1.6 million, or 1%, from $167.7 million in fiscal 2003. During fiscal 2004, we experienced a slow-down in the IT spending environment, competitive pressures and customers’ desire for flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. There was also a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. These events impacted the sale of our proprietary wide-area extension products when comparing fiscal 2004 to fiscal 2003. Our results for fiscal 2003 include our acquisition of Inrange from May 5, 2003.
      Sales of our third party storage solution products generated revenues of $71.3 million in fiscal 2004, a decrease of 1%, from $72.1 million in fiscal 2003. Orders for third party products tend to be large, as they typically represent implementation of a complete solution for the customer. The slight decrease in revenue is not attributable to any single factor, but rather to the timing of when we receive these large orders.

     Service revenue
      Service revenue from our proprietary CNT products increased 14% in fiscal 2004 to $86.1 million from $75.4 million in fiscal 2003. The increase is primarily attributable to our acquisition of Inrange in May 2003, as our fiscal 2003 service revenue includes only nine months of maintenance related to the Inrange acquisition.
      Our consulting fee revenue increased 8% in fiscal 2004 to $42.8 million from $39.5 million in fiscal 2003. A large portion of the growth in consulting fee revenue relates to our acquisition of Inrange. We now offer professional consulting services with sales of the proprietary products we acquired from Inrange, and have trained the Inrange sales force to sell these services, along with our proprietary and third party products. Our sales force has also become more experienced and proficient at selling our consulting services.
Years Ended January 31, 2004 and 2003
     Product revenue
      Sales of our proprietary products generated revenues of $167.7 million in fiscal 2003, an increase of $73.2 million or 77%, from $94.6 million in fiscal 2002. The vast majority of the increase in our proprietary product sales relates to the acquisition of Inrange. Since acquiring Inrange, we have worked to fully integrate the Inrange products into our existing proprietary product offerings, and now offer our customers one complete and fully integrated line of proprietary storage networking products.
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
     Service revenue
      Service revenue from our proprietary CNT products increased 74% in fiscal 2003 to $75.4 million from $43.3 million in fiscal 2002. The increase is primarily attributable to our acquisition of Inrange. Our fiscal 2003 service revenue includes nine months of maintenance related to the Inrange acquisition.
      Our consulting fee revenue increased 73% in fiscal 2003 to $39.5 million from $22.8 million in fiscal 2002. A large portion of the growth in consulting fee revenue relates to our acquisition of Inrange. We now offer professional consulting services with sales of the proprietary products we acquired from Inrange, and have trained the Inrange sales force to sell these services, along with our proprietary and third party products. Our sales force has also become more experienced and proficient at selling our consulting services.
General
      Revenue from the sale of products and services outside the United States increased by approximately $500,000 in fiscal 2004 when compared to fiscal 2003, and increased by 109% or $63.7 million in fiscal 2003 when compared to fiscal 2002. We derived 33%, 34% and 28% of our revenue outside the United States in fiscal 2004, 2003 and 2002, respectively. Beginning in fiscal 2003, the increase in revenue generated outside the United States and the increase in revenue generated outside the United States as a percentage of our total revenue is due to the acquisition of Inrange in May 2003 and BI-Tech in June 2002. The acquisitions of Inrange and BI-Tech expanded our presence outside the United States, particularly in Europe.
      IBM accounted for 20%, 22% and 10% of our revenue in fiscal 2004, 2003 and 2002, respectively. IBM re-sells the fibre channel switching products we acquired with our acquisition of Inrange. Beginning in 2003, this relationship accounted for the increase in IBM revenue as a percentage of our total revenue. Metlife accounted for 14% of our revenue in fiscal 2004. Price discounting had a small impact on revenue in fiscal 2004, 2003 and 2002.
Gross Profit Margin
Years Ended January 31, 2005 and January 31, 2004
     Product margins
      Gross margins from the sale of our proprietary products were 44% in fiscal 2004, compared to 50% in fiscal 2003. Excluding the impairment charge for developed technology of $11.2 million and amortization expense for developed technology of $2.8 million, gross margins from the sale of proprietary products in fiscal 2004 would have been 52%. Excluding the $2.2 million of Inrange integration expenses and amortization expense for developed technology related to the Inrange acquisition of $3.2 million, gross margins from the sale of proprietary products in fiscal 2003 would have been 53%. The decrease in gross margin percentage, excluding the Inrange integration expenses and amortization of developed technology, was due to a change in product mix, as lower margin proprietary products accounted for a larger percentage of total proprietary product revenue.
      Gross margins from the sale of third party storage solution products were 15% in fiscal 2004, compared to 17% in fiscal 2003. The decrease in gross margin percentage was due to product mix.
     Service margins
      Gross service margins related to break-fix maintenance for our proprietary products were 47% in fiscal 2004, compared to 49% in fiscal 2003. Excluding severance costs in fiscal 2004 of $465,000, the gross service margin for proprietary products would have been 48%. Excluding integration costs of $564,000 in fiscal 2003, the gross service margin for our proprietary products would have been 49%. We anticipate that gross service margins for our proprietary products will continue to be in the range of 45% to 50% for the foreseeable future.
      Gross margins for our consulting fees were 28% in fiscal 2004, compared to 32% in fiscal 2003. Excluding severance costs in fiscal 2004 of $1.1 million, the gross service margins would have been 30%. The decline in gross margin percentage, after excluding the cost of severance, is due to lower utilization of employee consultants prior to the cost reduction actions that were taken in August 2004.
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

     Service margins
      Gross service margins related to break-fix maintenance for our proprietary products were 49% in fiscal 2003, compared to 47% in fiscal 2002. Excluding integration costs of $564,000 in fiscal 2003, the gross service margin for our proprietary products would have been 49%.
      Gross margins for our consulting fees were 32% in fiscal 2003, both with and without a $131,000 earn-out payable to the service employees of BI-Tech. This compares to 33% in fiscal 2002, both with and without, a $195,000 earn-out payable to the service employees of BI-Tech. Gross service margins in fiscal 2003, excluding the BI-Tech earn-out, were down compared to fiscal 2002. Improvements in employee utilization prior to the acquisition of Inrange were offset by lower utilization of employees in the newly acquired Inrange consulting business.
Operating Expenses
Years Ended January 31, 2005 and 2004
     Sales and marketing
      Sales and marketing expense for fiscal 2004 totaled $97.6 million, or $93.1 million, excluding severance of $2.2 million and amortization of customer list and trademarks from the Inrange acquisition of $2.3 million. Sales and marketing expense for fiscal 2003 totaled $87.7 million, or $83.7 million, excluding integration costs related to the Inrange acquisition of $2.0 million, amortization of customer and trademarks of $1.8 million and $158,000 of expense for the BI-Tech employee earn-out. Sales and marketing expenses, excluding severance, integration, amortization and earn-out costs were up $9.4 million or 11% for fiscal 2004 from $83.7 million in fiscal 2003. Substantially all of the increase in expense was due to additional employee costs, commissions and marketing program costs related to our acquisition of Inrange in May 2003. Inrange is included in our results for all of fiscal 2004, compared to nine months for fiscal 2003.
     Engineering and development
      Engineering and development expense increased 21% or $9.0 million in fiscal 2004 to $51.7 million from $42.7 million in fiscal 2003. Excluding severance of $619,000, our engineering and development expenses would have been $51.0 million in fiscal 2004. Excluding Inrange integration expenses of $435,000, our engineering expenses would have been $42.3 million in fiscal 2003. Excluding integration expenses and severance, the increase in expense of $8.7 million was due to engineering and development for our new UMD product, which we launched in the second half of fiscal 2004. Engineering and development expense as a percentage of revenue was approximately 14% of revenue in fiscal 2004, compared to 12% in fiscal 2003.
     General and administrative
      General and administrative expense increased $1.0 million or 6% in fiscal 2004 to $17.1 million from $16.1 million in fiscal 2003. Excluding professional fees related to our pending merger with McData of $1.3 million, severance costs of $325,000 and facility closure costs of $225,000, our general and administrative expense for fiscal 2004 would have been $15.2 million. Excluding integration expenses of $1.8 million related to the Inrange acquisition, our general and administrative expense for fiscal 2003 would have been $14.3 million. The increase excluding professional fees related to the McData merger, severance and facility closure costs, and integration expenses was primarily due to our acquisition of Inrange in May 2003. Because of the acquisition, we incurred higher costs for additional staff, along with higher costs for other general and administrative expenses such as insurance, professional fees and other purchased services. Costs associated with Sarbanes-Oxley also increased our general and administrative expenses in fiscal 2004. Inrange is included in our results for all of fiscal 2004, compared to nine months for fiscal 2003. As a percentage of revenue, general and administrative expenses were 5% in fiscal 2004 and 2003.

Years Ended January 31, 2004 and 2003
     Sales and marketing
      Sales and marketing expense for fiscal 2003 totaled $87.7 million, or $83.7 million, excluding Inrange integration costs of $2.0 million, amortization of customer list and trademarks from the Inrange acquisition of $1.8 million, and $158,000 of expense for the BI-Tech employee earn-out. Sales and marketing expense was up 52% in fiscal 2003 from $57.8 million in fiscal 2002. Our product and consulting fee revenue increased by a corresponding $111.1 million, or 66%, during this same time period. Substantially all of the increase in expense was due to additional employee costs, commissions and marketing program costs related to the higher revenue, and our acquisition of Inrange in May 2003 and BI-Tech in June 2002. Also, sales and marketing expense as a percentage of total revenue improved to 25% in fiscal 2003 from 27% in fiscal 2002. The increased efficiency reflects the cost synergies achieved from the integration of Inrange into our existing sales and marketing organization.
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
     General and administrative
      General and administrative expense increased $5.4 million or 50% in fiscal 2003 to $16.1 million from $10.7 million in fiscal 2002. Excluding integration expenses of $1.8 million related to the Inrange acquisition, our general and administrative expense for fiscal year 2003 would have been $14.3 million. The increase in expense was primarily due to our acquisition of Inrange in May 2003 and BI-Tech in June 2002. Because of the acquisitions, we incurred higher costs for the additional staff required to handle the increased transactions associated with the larger combined company. The acquisitions also increased most of our other general administrative costs, including insurance, professional fees and other purchased services. As a percentage of revenue, general and administrative expenses were 5% in both fiscal 2003 and 2002.
Other
Years Ended January 31, 2005 and 2004
      Interest and other income for fiscal 2004 totaled $1.6 million, compared to $2.8 million in fiscal 2003, including a $747,000 net gain on the sale of marketable securities. Excluding the net gain from the sale of marketable securities, interest and other income for fiscal 2003 would have been 2.0 million. The decrease in interest and other income was due to the significant decrease in our cash and marketable securities in May 2003 resulting from our acquisition of Inrange. The higher available balances of cash and marketable securities early in fiscal 2003 resulted in lower interest income for fiscal 2004 when comparing to fiscal 2003. Foreign exchange gains were $277,000 in fiscal 2004, compared to $599,000 in fiscal 2003. Interest expense totaled $4.4 million in both fiscal 2004 and 2003. Most of our interest expense in fiscal 2004 and 2003 relates to interest payments and amortization of debt issuance costs from the sale of our convertible subordinated notes in February 2002.
Years Ended January 31, 2004 and 2003
      Interest and other income for fiscal 2003 totaled $2.8 million, including a $747,000 net gain on the sale of marketable securities. Interest and other income for fiscal 2002 totaled $5.2 million, including a

$1.0 million write-down of an equity investment. Excluding the net gain from the sale of marketable securities in fiscal 2003 and the equity investment write-down in fiscal 2002, interest and other income would have been $2.0 million for fiscal 2003, compared to $6.2 million for fiscal 2002. The $4.2 million decrease in interest and other income for fiscal 2003 was primarily due to a significant decrease in our cash and marketable securities, resulting from our acquisition of Inrange. Our overall cash and marketable securities available for investment at the end of fiscal 2003 totaled $77.5 million, down $132.0 million from the end of fiscal 2002. Investment yields were also down in fiscal 2003 compared to 2002. Foreign exchange gains were $599,000 in fiscal 2003, compared to $63,000 in fiscal 2002. The increase was due to currency fluctuations, primarily the UK pound and Euro, and larger operations in Europe from the acquisition of Inrange. Interest expense totaled $4.4 million in fiscal 2003, up slightly from $4.3 million in fiscal 2002. Most of our interest expense in fiscal 2003 and 2002 relates to interest payments and amortization of debt issuance costs from the sale of our convertible subordinated notes in February 2002.
Income Taxes
      We recorded a provision for income taxes of $2.2 million in fiscal 2004, compared to $625,000 in fiscal 2003, primarily for income generated in various foreign jurisdictions. At the end of fiscal 2002, we concluded that it was necessary to provide a valuation allowance for our United States deferred tax assets, resulting in a non-cash charge of $23.6 million in our fourth quarter ending January 31, 2003. As we generate taxable income in future periods, we do not expect to record significant income tax expense in the United States until it becomes likely that we will be able to utilize the deferred tax assets, and we reduce the valuation allowance. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability. Our federal net operating loss carry-forwards and credits do not expire for the next 15 to 20 years.
Liquidity and Capital Resources
      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, capital and operating equipment leases and cash generated by operations.
      Cash, cash equivalents and marketable securities at January 31, 2005 totaled $54.2 million, a decrease of $23.1 million since January 31, 2004. Proceeds from the exercise of stock options, and purchases of stock through our employee stock purchase plan provided cash in fiscal 2004 of $2.3 million. Uses of cash in fiscal 2004 included an $840,000 payment to the former shareholders of BI-Tech, $888,000 for repayment of capital lease obligations, and purchases of property and equipment and field support spares totaling $20.2 million. In fiscal 2004, operations used $152,000 of cash, including severance payments related to our cost reduction actions in the second half of fiscal 2004. Significant changes in operating assets and liabilities included the following:
      Outstanding accounts payable decreased by $11.2 million in fiscal 2004, due to our taking greater advantage of prompt payment discounts offered by our vendors.
      Accounts receivable decreased by $5.6 million in fiscal 2004 due to lower levels of sales in the second half of fiscal 2004, compared to the second half of fiscal 2003. Our DSO for both the fourth quarter of fiscal 2004 and 2003 was 85 days.
      Deferred revenue increased by $4.2 million in fiscal 2004, resulting primarily from higher receipts of cash in advance from customers prior to revenue recognition.
      Payments for accrued liabilities, primarily severance, facility accruals and professional fees used $5.2 million of cash in fiscal 2004.
      Expenditures for capital equipment and field support spares have been, and will likely continue to be, a significant capital requirement.

      In April 2001, our board of directors authorized the repurchase of up to $50.0 million of our common stock. Subsequent to April 2001, our board changed the authorization so that the remaining balance of the initial $50 million authorization can be used for the repurchase of either debt or stock. As of January 31, 2005, we had repurchased 4.1 million shares of our common stock for $33.0 million under this authorization. In August of 2004, we repurchased $650,000 of our 3% convertible subordinated notes, at 77% of face value. We have not repurchased any of our 3% convertible subordinated notes or common stock since that date, and we currently have no intention of doing so while our merger agreement with McDATA is pending.
      We believe that inflation has not had a material impact on our operations or liquidity to date.
      Our future contractual cash obligations at January 31, 2005, including open purchase orders incurred in the ordinary course of business, are as follows (in millions):

		Less Than	One to	Four to	After
Cash Obligation	Total	One Year	Three Years	Five Years	Five Years

Capital leases	$8.8	$3.3	$5.5	—	—
Operating leases	$37.3	$10.2	$19.6	$4.7	$2.8
Purchase orders	$49.1	$36.8	$12.3	—	—
Convertible subordinated debt, including interest	$131.9	$3.7	$128.2	—	—
Off-Balance Sheet Arrangements
      We do not currently have any material off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business on typical terms and conditions.
3% Convertible Subordinated Notes
      On February 20, 2002, we sold $125 million in aggregate principal amount of 3% convertible subordinated notes due February 2007. Holders of the notes may, in whole or part, convert the notes into shares of our common stock at a conversion price of approximately $19.17 per share (aggregate of approximately 6.5 million shares) at any time prior to maturity on February 15, 2007. We may redeem the notes in whole or part at any time if the closing price of our common stock has exceeded 175% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date we mail the redemption notice. We are required to pay interest on February 15 and August 15 of each year while the notes are outstanding. Debt issuance costs of $3.4 million are being amortized over a five-year term using the straight-line method, which approximates the effective interest rate method. The amortization of these debt issuance costs will accelerate upon early redemption of the notes. Cash obligations related to this debt include annual interest payments of $3.7 million, and a principal payment of $124.35 million due February 2007. Payment of the notes will also accelerate upon certain events of default. In addition, upon certain events constituting a change in control of the company, we must make an offer to purchase the notes at 100% of the principal amount plus accrued interest.
      In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. At January 31, 2005, the LIBOR setting for the swap was 2.13%, creating a combined effective rate of approximately 2.825%. On February 1, 2005, the LIBOR setting was reset to 2.73%, creating a combined effective rate of 3.425% which is effective until April 30, 2005. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. At January 31, 2005, the fair value of the interest rate swap had decreased from inception to $787,000, and is included in other long-term liabilities. Corresponding to this decline, the carrying value of the notes has decreased by $787,000. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at January 31, 2005.
      If the proposed merger with McDATA is not completed, we will evaluate options available to us to repay or refinance our 3% convertible notes. Our shareholders may be subject to significant dilution if we seek to refinance the indebtedness by raising equity capital through a secondary offering or lowering the conversion price in an exchange offering.
      On January 31, 2005, the reported trading price of our convertible subordinated notes due 2007 was $86.38 per $100 in face amount of principal indebtedness, resulting in an aggregate fair value of approximately $107.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol “CMNT”. On January 31, 2005, the last reported sale price of our common stock on the Nasdaq Market was $5.34 per share.
New Accounting Pronouncements
      In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for our fiscal year beginning February 1, 2006. We are in the process of evaluating whether the adoption of SFAS 151 will have an impact on our financial position or results of operations, however, it is unlikely the impact will be material.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statements are effective for our fiscal year beginning February 1, 2006. The provisions of these statements shall be applied prospectively. We are in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123(R) is effective for us beginning August 1, 2005. We are in the process of evaluating the impact of SFAS 123(R) on our financial position and results of operations.
Note Regarding Non-GAAP Financial Measures
      This Form 10-K includes non-GAAP information regarding results from operations, which includes adjustments to amounts calculated under general accepted accounting principles (“GAAP”). These non-GAAP financial measures exclude certain items included in GAAP measures, including severance and facility closure costs from our fiscal 2004 cost reduction actions, Inrange integration charges, fixed amortization for certain intangible assets and amounts related to the BI-Tech earn-out. The non-GAAP information is not in accordance with, or an alternative for GAAP and may be different from non-GAAP information used by other companies. Non-GAAP information is provided as a complement to results provided in accordance with GAAP. The non-GAAP information is provided to give investors a more complete understanding of the underlying operational results and trends in our performance. Management believes that the non-GAAP information is used by some investors and equity analysts to make informed decisions because the information may be more useful when analyzing historical results or predicting future results from operations. In addition, management uses the non-GAAP information as a basis for planning and forecasting future periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We have no derivative financial instruments in our cash, cash equivalents and marketable securities. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, government obligations and corporate debt instruments.
      We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of January 31, 2005, we had no open forward exchange contracts.
      In January 2004, we entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of our 3% convertible subordinated notes due February 2007, such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. At January 31, 2005, the LIBOR setting for the swap was 2.73%, creating a combined effective rate of approximately 2.825%. On February 1, 2005, the LIBOR setting was reset to 2.73%, creating a combined effective rate of 3.425% which is effective until April 30, 2005. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. At January 31, 2005, the fair value of the interest rate swap had decreased from inception to $787,000, and is included in other long-term liabilities. Corresponding to this change, the carrying value of the notes has decreased by $787,000. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.2 million at January 31, 2005. We could incur charges to terminate the swap in the future if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes. A 25 basis point increase in the LIBOR rate would increase our annual interest expense by $187,500.
Cautionary Statements — Risk Factors
Risks Related to Our Business
Our Quarterly Revenues and Operating Results Have Historically Fluctuated for a Number of Reasons, Which Has Also Caused Our Stock Price to Fluctuate
      Our quarterly revenues and operating results from continuing operations have varied significantly in the past due to a number of factors, which has caused our stock price to fluctuate. The primary factors that have historically affected our quarterly financial performance include the following:

•	fluctuations in demand for our products and services;

•	increasing competition from Cisco, EMC, Brocade and others, which have gained significant success in selling products similar to ours;

•	potentially negative earnings impact related to our acquisition of Inrange;

•	the timing of customer orders, which are often grouped toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•	sales mix among our storage networking products and services;

•	our traditionally long sales cycle, which can range from 90 days to 12 months or more;

•	the fact that our products and services are usually only part of an overall solution that our customers may have problems implementing or obtaining the required components or services from other vendors;

•	the rate of adoption of storage networks as an alternative to existing data storage and management systems;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products;

•	our ability to obtain sufficient supplies of components, including limited sourced components, and products we supply at reasonable prices, or at all;

•	communication costs and the availability of communication lines;

•	increases in the prices of the components and supplied products we purchase;

•	under utilization of consultants;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	increased expenses, particularly in connection with our strategy to continue to expand our relationships with the parties with whom we have entered into strategic relationships; and

•	general economic and political conditions and related customer budget constraints.
      Accordingly, you should not rely on the results of any past periods as an indication of our future performance. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue.
We Have Incurred Losses in Four of the Last Five Fiscal Years and May Not Be Able to Maintain Profitability
      For the years ended January 31, 2005, 2004 and 2003, we incurred losses of $110.6 million, $24.1 million and $38.4 million, respectively. We may not be able to achieve, sustain or maintain profitability.
We Have Limited Product Offerings and Depend on the Widespread Market Acceptance of Our Existing Products
      We derive a substantial portion of our revenue from a limited number of existing products. As a result, we are subject to the risk of a dramatic decrease in revenue if there is a decrease in demand for our existing products. Therefore, widespread market acceptance of these products is critical. Recent economic and world events, combined with the evolving nature of the markets in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Accordingly, the demand for, and market acceptance of, these products are uncertain.

      Factors that have historically affected the market acceptance of our products, some of which are beyond our control, include the following:

•	growth of storage networking product markets;

•	competing products and technologies, including those from Cisco, Brocade, EMC and others, and new technologies such as iSCSI;

•	performance, quality, price and total cost of ownership of our existing products;

•	continued development of technologies that allow our storage networking products to function over WANs and over IP-based networks;

•	continued development of our Fibre Channel and FICON switching technologies;

•	availability, price, quality and performance of competing products and technologies; and

•	successful development of our relationships with new and existing customers and parties with whom we have entered into strategic relationships.
Our Success Depends on the Demand for Our Storage Networking Solutions
      We depend on the demand for and success of our storage networking products and services. Potential customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like storage networks or outside consulting or managed services. Our success in generating revenue in these areas has historically depended on, among other things, our ability to:

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
      We may not be able to successfully manage the relationships with the parties with whom we have entered into strategic relationships, and they may not market our products successfully. Moreover, our relationships with such parties are not in writing, have no minimum purchase commitments and can be terminated or changed at any time. Our failure to manage our relationships with these parties or the failure of these parties to market our products could substantially reduce our revenues and seriously harm our business.
      Moreover, we rely on a limited number of suppliers to provide certain of the products we supply to our customers. If any of our agreements with these parties are terminated, our ability to provide end-to-end storage solutions may be adversely affected.

Our Industries Are Subject to Rapid Technological Change, and We Must Keep Pace to Successfully Compete
      The markets in which we sell our products and services are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. We must continue to enhance our existing products and services to meet changes in customer preferences and evolving industry standards. In addition, our services must also be continually enhanced in order to comply with new technological developments. Additionally, changes in technology and consumer preferences could potentially render our current products and services noncompetitive or obsolete.
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
We Depend on a Limited Number of Suppliers for Certain Components
      We depend upon a limited number of suppliers for several components used in the manufacture of our products, and in the case of the UMD, from a sole provider. If we are unable to buy these components, then we will not be able to manufacture our products on a timely basis. Any failure on the part of our suppliers to keep pace with technological developments may harm our ability to offer competitive solutions. In addition, our results of operations could also be harmed if suppliers terminate their agreements with us.
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
The Competition in Our Markets May Lead to Reduced Sales of Our Solutions, Reduced Profits or Reduced Market Share
      The markets for our solutions are competitive and are likely to become even more competitive. Increased competition could result in further pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our solutions to achieve or maintain market acceptance. Our products and services face competition from multiple sources, including the ability of some of our customers to design alternative solutions to the problems targeted by our solutions. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.
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
The Loss of Key Executive or Experienced Personnel Could Negatively Impact Sales and Delay Product Introduction
      We are dependent on Thomas G. Hudson, our Chairman, President and Chief Executive Officer. In addition, we rely upon the continued contributions of our key management, engineering and sales and marketing personnel, many of whom would be difficult to replace quickly. We also believe that our success depends to a significant extent on the ability of our management to operate effectively, both individually and as a group. The loss of any one of our key employees could adversely affect our sales or delay the development or marketing of existing or future products and services.
Our International Sales Activities Subject Us to Additional Business Risks
      Historically, international markets have accounted for a significant portion of our revenues. Our international operations are subject to a number of risks, including:

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
      None of our products include screen displays or user documentation in any language other than the English language. Further, because a significant portion of our international revenues are denominated in foreign currencies, primarily the euro and British pounds sterling, an increase in the value of the U.S. dollar relative to these currencies could make our products more expensive and thus less competitive in foreign markets.

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
Providing Telecommunications Services to Our Customers Subjects Us to New Risks
      Our provision of telecommunications and bandwidth to our customers subjects us to various risks. First, telecommunications networks and circuits can fail which would make it difficult for us to attract and retain clients. In addition, we may experience difficulty in obtaining or developing circuits to provide to our clients. The telecommunications industry is heavily regulated by state and federal governments, and changes in these regulations could make it difficult for us to compete. In addition, the regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business. Such regulation could also impede our ability to enter into change-of-control transactions.
We May be Significantly Harmed if We Do Not Complete the Pending Merger With McDATA
      We may suffer adverse consequences if we do not complete the pending merger with McDATA. We may experience difficulty in retaining key employees if the merger is not promptly consummated. In addition, we may experience reduced customer acceptance of our products if the merger is not promptly consummated. Consummation of the merger is subject to significant conditions which have not yet been fulfilled, and a lawsuit is pending seeking to enjoin consummation of the merger. In several circumstances involving a change in our board’s recommendations in favor of the merger agreement, breaches of certain provisions of the merger agreement or a third party acquisition proposal, we may become obligated to pay McData up to $11 million in termination fees. In other circumstances, we must reimburse McData for expenses incurred in connection with the merger.
We Have Significant Indebtedness
      As of January 31, 2005, we had $124.4 million of indebtedness outstanding consisting of our 3% convertible subordinated notes. The notes mature on February 15, 2007. The notes are convertible into our common stock at a conversion rate of $19.17, which is significantly in excess of the price of our common stock on the date of this Form 10-K. Unless the price of our common stock increases significantly so that the holders of the notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of cash payment of the principal amount, we may have to repay the debt. Accordingly, our high level of debt could have significant consequences on our business, including the following:

•	we may have to use a significant portion of our cash flow to repay the notes or repurchase notes on the open market, which would reduce the amount of money available to fund operations, capital expenditures, research and development and other activities;

•	we may not have flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services;

•	we may be more vulnerable to economic downturns and adverse developments in our business;

•	we may be unable to refinance the notes at maturity which would have adverse consequences;
Our shareholders may be subject to significant dilution if we seek to refinance the indebtedness by raising equity capital through a secondary offering or lowering the conversion price in an exchange offering.
Risks Related to Our Common Stock
Our Stock Price Has Been and Is Likely to Continue to Be Volatile, Which May Result in Losses for Investors
      The market price of our common stock has been subject to significant fluctuations in response to many factors, some of which are beyond our control, including:

•	general stock market conditions;

•	conditions in our industry;

•	changes in our revenues and earnings;

•	general economic and political conditions, including further terrorist attacks and responses thereto;

•	changes in analyst recommendations and projections; and

•	our ability to achieve results projected by analysts.

Item 8.	Consolidated Financial Statements and Supplementary Data
COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$32,481	$75,267
Marketable securities	21,728	2,069
Receivables, net	96,327	101,748
Inventories	29,871	29,976
Other current assets	5,348	4,400

Total current assets	185,755	213,460

Property and equipment, net	40,056	40,313
Field support spares, net	10,022	11,951
Deferred tax asset	185	872
Interest rate swap	—	179
Goodwill	31,769	105,203
Other intangibles, net	15,722	33,225
Other assets	12,079	9,290

	$295,588	$414,493

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,459	$47,696
Accrued liabilities	33,714	43,733
Deferred revenue	53,219	48,991
Current installments of obligations under capital lease	3,092	1,619

Total current liabilities	126,484	142,039

Convertible subordinated debt	123,563	125,179
Interest rate swap	787	—
Obligations under capital lease, less current installments	4,952	4,468

Total liabilities	255,786	271,686

Shareholders’ equity:
Undesignated preferred stock, authorized 965 shares; none issued and outstanding	—	—
Series A junior participating preferred stock, authorized 40 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 29,487 at January 31, 2005, and 27,501 at January 31, 2004	295	275
Additional paid-in capital	199,380	187,652
Unearned compensation	(5,461)	(319)
Accumulated deficit	(157,603)	(46,999)
Accumulated other comprehensive income	3,191	2,198

Total shareholders’ equity	39,802	142,807

	$295,588	$414,493

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,

	2005	2004	2003

Revenue:
Product sales	$237,410	$239,839	$145,355
Service fees	128,892	114,878	66,160

Total revenue	366,302	354,717	211,515

Cost of revenue:
Cost of product sales	142,979	143,992	89,110
Cost of service fees	76,421	65,650	38,210
Impairment-developed technology	11,198	—	—

Total cost of revenue	230,598	209,642	127,320

Gross profit	135,704	145,075	84,195

Operating expenses:
Sales and marketing	97,570	87,664	57,849
Engineering and development	51,664	42,719	26,872
General and administrative	17,088	16,073	10,694
In-process research and development	—	19,706	—
Impairment-trademark	911	—	—
Impairment-goodwill	73,317	204	—
Restructuring charge	—	—	1,666

Total operating expenses	240,550	166,366	97,081

Loss from operations	(104,846)	(21,291)	(12,886)

Other income (expense):
Write-down of investment	—	—	(1,000)
Net gain on sale of marketable securities	—	747	—
Interest income	1,246	1,609	6,183
Interest expense	(4,384)	(4,435)	(4,326)
Other, net	305	411	12

Other income (expense), net	(2,833)	(1,668)	869

Loss from continuing operations before income taxes	(107,679)	(22,959)	(12,017)
Provision for income taxes	2,237	625	16,527

Loss from continuing operations	(109,916)	(23,584)	(28,544)

Income (loss) from discontinued operations, net of tax	(688)	(469)	207

Net loss before cumulative effect of change in accounting principle	(110,604)	(24,053)	(28,337)
Cumulative effect of change in accounting principle	—	—	(10,068)

Net loss	$(110,604)	$(24,053)	$(38,405)

Basic and diluted loss per share:
Continuing operations	$(3.93)	$(0.87)	$(1.02)

Discontinued operations	$(0.02)	$(0.02)	$0.01

Cumulative effect of change in accounting principle	$—	$—	$(0.36)

Net loss	$(3.95)	$(0.89)	$(1.37)

Shares	27,981	27,116	28,111

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other
			Paid-In	Unearned	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Total

Balance, January 31, 2002	30,383	$304	$202,996	$(1,232)	$15,459	$(884)	$216,643

Shares issued pursuant to the employee stock purchase plan, restricted stock and exercise of stock options	583	5	3,124	(165)	—	—	2,964
Repurchase of common stock	(4,045)	(40)	(32,165)	—	—	—	(32,205)
Compensation expense	—	—	—	722	—	—	722
Comprehensive loss:
Net loss	—	—	—	—	(38,405)	—	(38,405)
Unrealized gain on marketable securities, net of tax effect of $266	—	—	—	—	—	393	393
Translation adjustment, net of tax effect of $0	—	—	—	—	—	1,519	1,519

Total comprehensive loss	—	—	—	—	—	—	(36,493)

Balance, January 31, 2003	26,921	$269	$173,955	$(675)	$(22,946)	$1,028	$151,631

Shares issued pursuant to the employee stock purchase plan, restricted stock and exercise of stock options	580	6	3,411	(147)	—	—	3,270
Conversion of Inrange options	—	—	10,286	—	—	—	10,286
Compensation expense	—	—	—	503	—	—	503
Comprehensive loss:
Net loss	—	—	—	—	(24,053)	—	(24,053)
Unrealized loss on marketable securities, net of tax effect of $277	—	—	—	—	—	(444)	(444)
Realized gain on marketable securities, net of tax effect of $288	—	—	—	—	—	(459)	(459)
Translation adjustment, net of tax effect of $0	—	—	—	—	—	2,073	2,073

Total comprehensive loss	—	—	—	—	—	—	(22,883)

Balance, January 31, 2004	27,501	$275	$187,652	$(319)	$(46,999)	$2,198	$142,807

Shares issued pursuant to the employee stock purchase plan, restricted stock and exercise of stock options	1,286	13	8,767	(6,107)	—	—	2,673
Shares issued for BI-Tech earn out	700	7	2,961	—	—	—	2,968
Compensation expense	—	—	—	965	—	—	965
Comprehensive loss:
Net loss	—	—	—	—	(110,604)	—	(110,604)
Unrealized loss on marketable securities, net of tax effect of $0	—	—	—	—	—	(281)	(281)
Translation adjustment, net of tax effect of $0	—	—	—	—	—	1,274	1,274

Total comprehensive loss	—	—	—	—	—	—	(109,611)

Balance, January 31, 2005	29,487	$295	$199,380	$(5,461)	$(157,603)	$3,191	$39,802

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,

	2005	2004	2003

Operating Activities:
Net loss	$(110,604)	$(24,053)	$(38,405)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	10,068
Discontinued operations	688	469	(207)
Depreciation and amortization	29,735	25,132	15,868
Compensation expense	1,292	503	722
In-process research and development charge	—	19,706	—
Marketable securities impairment	181	—	—
Impairment of goodwill and other intangibles	85,426	204	—
Net gain on repurchase of convertible subordinated debt	(141)	—	—
Net gain on sale of marketable securities	—	(747)	—
Write-down of investment	—	—	1,000
Change in deferred taxes	687	(773)	16,077
Changes in operating assets and liabilities, net of acquisitions:
Receivables	5,625	(9,342)	1,714
Inventories	590	6,151	7,370
Other current assets	(715)	3,322	2,020
Accounts payable	(11,237)	20,019	(2,110)
Accrued liabilities	(5,219)	(13,557)	(2,670)
Deferred revenue	4,228	6,774	5,875

Net cash provided by continuing operations	536	33,808	17,322
Net cash provided by (used in) discontinued operations	(688)	(469)	207

Cash provided by (used in) operating activities	(152)	33,339	17,529

Investing Activities:
Additions to property and equipment	(14,303)	(7,599)	(6,878)
Additions to field support spares	(5,917)	(2,719)	(5,486)
Acquisition of BI-Tech, net of cash acquired	(840)	(3,868)	(7,723)
Acquisition of Inrange, net of cash acquired	—	(152,785)	—
Purchase of marketable securities	(187,017)	(106,584)	(163,860)
Proceeds from redemption of marketable securities	167,358	214,787	136,988
Other assets	(3,472)	(1,714)	695

Cash used in investing activities	(44,191)	(60,482)	(46,264)

Financing Activities:
Net proceeds from issuance of convertible subordinated debt	—	—	121,559
Repurchase of convertible subordinated debt	(509)	—	—
Payments for repurchases of common stock	—	—	(32,205)
Proceeds from issuance of common stock	2,346	3,270	2,964
Repayments of obligations under capital leases	(888)	(1,333)	(1,523)

Cash provided by financing activities	949	1,937	90,795

Effects of exchange rate changes	608	2,132	1,879

Net increase (decrease) in cash and cash equivalents	(42,786)	(23,074)	63,939
Cash and cash equivalents — beginning of year	75,267	98,341	34,402

Cash and cash equivalents — end of year	$32,481	$75,267	$98,341

See accompanying notes to consolidated financial statements

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005, 2004 and 2003
(tabular amounts in thousands except per share data)

(1)	Summary of Significant Accounting Policies
Description of Business
      Computer Network Technology Corporation (the Company) is a leading provider of end-to-end storage solutions, related consulting and integration services, and managed services in the high-performance storage networking market.
Discontinued Operations
      In connection with the acquisition of Inrange, the Company acquired a non-complimentary business focused on enterprise resource planning (ERP) consulting services. In April 2004, the company sold substantially all of the business and its assets.
Fiscal Year End
      References in these footnotes to fiscal 2004, 2003 and 2002 represent the twelve months ended January 31, 2005, 2004 and 2003, respectively.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Computer Network Technology Corporation and its subsidiaries (together, the Company). All significant intercompany balances and transactions are eliminated in consolidation.
Revenue Recognition
      Most of the Company’s sales arrangements include multiple deliverables, and are subject to the provisions of Emerging Issues Task Force consensus opinion No. 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). All of the elements included in the Company’s sales arrangements, including proprietary products, third party products, professional services, standard maintenance and network monitoring services qualify as separate deliverables because each element is sufficiently separable, and the Company has sufficient evidence of the relative fair value of each deliverable. Each of the elements in the Company’s sales arrangements has stand-alone value. With respect to product sales, fair value is based on the prices charged to other customers for similar products, or standard market prices in the case of third party products. The fair value for professional consulting services is based on the hours required to perform the services at actual hourly billing rates. These rates are based on rates charged for similar consulting services in stand-alone contracts. Valuation for standard maintenance and network monitoring services is based on the fair value for these services as evidenced by the separately priced contract value for these services when sold on a stand alone basis. In transactions that include multiple products and/or services, the sales value is allocated among each of the deliverables based on their relative fair values.
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

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Valuation of Accounts Receivable
      Accounts receivable are reviewed to determine which are doubtful of collection. Estimates are also made of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, the Company considers specific accounts, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. The provision for doubtful accounts and product returns was $2,830,000, $1,700,000 and $1,388,000 in fiscal 2004, 2003 and 2002, respectively.
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
      In the fourth quarter of fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a full valuation allowance for its United States deferred tax assets. The Company’s cumulative valuation allowance recorded against its deferred tax assets at January 31, 2005 was $91,821,000. The net deferred tax asset that still exists is attributable to foreign operations. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax asset upon achieving profitability. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it is able to determine that it is more likely than not that the Company will be able to utilize the deferred tax assets, and reduce its valuation allowance. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. The Company’s federal net operating loss carryforwards and research tax credits do not expire for the next 15 to 20 years.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Other Intangible Assets
      Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002, the Company no longer amortized goodwill. Other intangible assets related to the acquisitions of Articulent, BI-Tech and Inrange are amortized on a straight-line basis over periods ranging from one to ten years.
Impairment of Long-lived Assets
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
Impairment of Intangible Assets and Goodwill
      The Company reviews intangible assets and goodwill for impairment annually in its third fiscal quarter ending October 31, or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related net undiscounted future cash flows are less than its carrying value in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in general and administrative expenses. The Company incurred impairment charges in fiscal 2004 for developed technology of $11,198,000, trademark of $911,000 and goodwill of $73,317,000, see Note 6-Goodwill and Intangible Assets.
Cash Equivalents
      The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, bank certificates of deposits, U.S. treasury bills, U.S. agency discount notes and corporate debt instruments.
Marketable Securities
      Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reflected as a separate component of shareholders’ equity. Unrealized gains and losses on trading securities are included in earnings.
Property and Equipment
      Property and equipment owned by the Company is carried at cost and depreciated using the straight-line method over three to eight years. Leasehold improvements and capital lease equipment are amortized

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using the straight-line method over the shorter of the life of the asset or the terms of the respective leases. Expenditures for repairs and maintenance are charged to expense as incurred.
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
      The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of January 31, 2005. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss. The Company recognized foreign currency transaction gains in fiscal 2004, 2003 and 2002 of $277,000, $599,000 and $63,000, respectively.
Stock Compensation Plans
      The Company accounts for its stock based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides the footnote disclosures required by SFAS No. 123 Accounting for Stock Based Compensation.
      The Company has elected to continue to account for its plans in accordance with APB No. 25. Accordingly, no compensation cost associated with the fair value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements. The Company has recognized compensation cost for the fair value associated with the issuance of restricted and deferred stock awards and units. Had compensation cost for the Company’s stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below:

	Years Ended January 31,

	2005	2004	2003

Net loss, as reported	$(110,604)	$(24,053)	$(38,405)
Add: Total stock-based employee compensation expenses included in net loss, as reported	1,292	503	722
Deduct: Total stock-based employee compensation expense under fair value based method of all awards, net of tax effects	(7,743)	(13,829)	(13,023)

Pro forma net loss	$(117,055)	$(37,379)	$(50,706)

As reported
Basic	$(3.95)	$(0.89)	$(1.37)
Diluted	$(3.95)	$(0.89)	$(1.37)
Pro forma
Basic	$(4.18)	$(1.38)	$(1.80)
Diluted	$(4.18)	$(1.38)	$(1.80)
      Weighted average fair value of stock-based awards granted at fair market value during:

Fiscal 2005	$5.73
Fiscal 2004	$4.83
Fiscal 2003	$6.25
      In determining the compensation cost of stock option grants and shares sold to employees under the employee stock purchase plan, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	Years Ended January 31,

	2005	2004	2003

Risk free interest rate	3.90%	2.97%	3.71%
Expected life	5.75	5.73	5.68
Expected volatility	93.16%	94.59%	87.29%
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123(R) is effective for the company beginning August 1, 2005. The company is in the process of evaluating the impact of SFAS 123(R) on the company’s overall results of operations, financial position and cash flows.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The Company incurred impairment charges in fiscal 2004 for developed technology of $11,198,000, trademark of $911,000 and goodwill of $73,317,000, see Note 6-Goodwill and Intangible Assets.
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
      The intangible assets acquired included developed technology, customer list and trademarks valued at $20,248,000, $15,294,000 and $1,234,000, respectively. The developed technology, customer list and trademarks were initially being amortized on a straight-line basis over periods of approximately five years, seven years and five years, respectively. The estimated useful life for the developed technology and trademarks were subsequently revised to three and one years, respectively (see note 6). Goodwill resulting from the acquisition of $86,899,000 is deductible for income tax purposes.
      The Company allocated $19,706,000 of the Inrange purchase price to acquired in-process research and development to reflect the value of new Fibre Channel switching technology that was approximately 50% complete at the time of acquisition. At the date of acquisition, the technological feasibility of the new

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fibre Channel switching technology had not been attained and the technology had no alternative future use. The new Fibre Channel switching technology was projected to have significantly greater functionality and port density when compared to other Fibre Channel technology currently available in the marketplace. The allocation to in-process research and development was based on an independent third party appraisal that utilized the excess earnings approach. Significant assumptions used in the third party appraisal include the cost to complete the project, and the projected revenue and expense generated over the estimated life cycle of the new Fibre Channel switching technology. The new Fibre Channel switching technology subsequently evolved into the Company’s new UMD product that was launched in the second half of fiscal 2004.
      The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal years ended January 31, 2004 and 2003 as if the acquisition of Inrange took place on February 1, 2003 and 2002, respectively:

	Pro Forma Year Ended
	January 31,

	2004	2003

Total revenue	$394,879	$421,269
Net loss before cumulative effect of change in accounting principle	$(11,815)	$(43,876)
Net loss	$(11,815)	$(53,944)
Net loss per share	$(0.44)	$(1.92)
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
BI-Tech
      On June 24, 2002, the Company acquired all the outstanding stock of BI-Tech, a leading provider of storage management solutions and services, for $12,000,000 in cash plus the assumption of approximately $3,600,000 of liabilities and the acquisition of approximately $8,700,000 of tangible assets. The Company had allocated $6,544,000, $1,125,000 and $250,000 of the purchase price to goodwill, customer list and non-compete agreements, respectively. The customer list and non-compete agreements are currently being amortized over periods of ten and two years, respectively. The accompanying financial statements include the results of BI-Tech since June 24, 2002.
      The original purchase agreement required payments of additional consideration to the former stockholders and the BI-Tech employees based on achievement of certain earnings for each of the two years beginning July 1, 2002. The portion payable to the former stockholders is recorded as goodwill. The portion payable to BI-Tech employees is recorded as compensation expense. During fiscal year 2003, an additional $4,100,000 was added to goodwill and $312,000 was recorded as compensation expense. Goodwill and compensation expense recorded under this earn out agreement between July 1, 2002 and January 31, 2004 totaled $7,735,000 and $1,056,000, respectively. There was no earn-out in fiscal 2004.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Marketable Securities
      The Company’s investments in marketable securities are summarized as follows:

	January 31,

	2005	2004

Available-for-Sale:
Bank certificates of deposit	$870	$750
U.S. government and agency securities	10,032	—
Corporate debt securities	10,767	—
Corporate equity securities	42	383

	21,711	1,133

Trading:
Mutual funds	17	936

	$21,728	$2,069

      There were no gross unrealized gains with respect to investments in available-for-sale securities at January 31, 2005 and 2004. The amount of gross unrealized losses with respect to investments in available-for-sale securities at January 31, 2005 was $281,000. The amount of gross unrealized losses with respect to investments in available-for-sale securities at January 31, 2004 was not significant. The Company recognized a permanent impairment loss for an available-for-sale security during fiscal 2004 of $181,000. The amount of gross realized gains and losses from sales of available-for-sale securities in fiscal 2004 was not significant.
      The Company had gross realized gains and losses from sales of available-for-sale securities in fiscal 2003 of $1,041,000 and $294,000, respectively. The Company realized no significant gains or losses from sales of available-for-sale securities in fiscal 2002.
      Proceeds from the sale of available-for-sale securities in fiscal 2004, 2003 and 2002 were $6,495,458, $182,457,000, and $34,373,000, respectively. At January 31, 2005, investments in available-for-sale securities with contractual maturities of less than twelve months totaled $17,630,000. The Company’s remaining investments in debt securities classified as available-for-sale at January 31, 2005 had contractual maturities ranging from one year to three years.
      The Company’s trading securities consist of various mutual fund investments. The Company intends to use any gain or loss from these investments to fund the investment gains or losses allocated to participants under the Company’s executive deferred compensation plan. The amount of unrealized holding gains and (losses) with respect to trading securities included in net income loss for fiscal 2004 were not significant. The amount of unrealized holding gains and (losses) with respect to trading securities included in net loss for fiscal 2003 and 2002 were $78,000, and ($132,000), respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Components of Selected Balance Sheet Accounts

	January 31,

	2005	2004

Accounts receivable:
Accounts receivable	$100,009	$106,404
Less allowance for doubtful accounts and sales returns	3,682	4,656

	$96,327	$101,748

Inventories:
Components and subassemblies	$16,538	$14,311
Work in process	1,576	4,015
Finished goods	11,757	11,650

	$29,871	$29,976

Property and equipment:
Land	$1,226	$1,226
Machinery and equipment	79,599	66,516
Office and data processing equipment	37,814	31,271
Furniture and fixtures	5,599	5,284
Leasehold improvements	4,700	4,564

	128,938	108,861
Less accumulated depreciation and amortization	88,882	68,548

	$40,056	$40,313

Field support spares:
Field support spares	$27,684	$21,767
Less accumulated depreciation	17,662	9,816

	$10,022	$11,951

Accrued liabilities:
Compensation	$15,941	$18,199
Income taxes	5,024	4,482
Interest	1,313	1,676
Product warranty	2,029	2,348
Earn-out	—	3,866
Facilities	4,605	5,574
Other	4,802	7,588

	$33,714	$43,733

(5)	Cumulative Effect of Change in Accounting Principle
      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for all business

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In August 2004, the Company’s market capitalization fell substantially below recorded net book value, indicating that goodwill and other long-lived assets may be impaired, including developed technology, trademarks, and customer lists. As part of management’s evaluation and analysis, the Company engaged an independent third party to appraise these assets. The Company’s evaluation and analysis indicated that impairment charges for developed technology, trademarks and goodwill of $11,198,000, $911,000 and $73,317,000 respectively, should be reflected in results of operations for fiscal year 2004. Developed technology and trademarks intangibles resulted entirely from the Company’s Inrange acquisition, while most of the Company’s goodwill resulted from the Inrange acquisition. See footnote 2 to the consolidated financial statements for a summary of the Inrange purchase price allocation. Developed technology was analyzed using the excess earnings method, and was impaired due to more rapid market acceptance of the Company’s new generation UMD product following its introduction this year. Trademarks were analyzed using the relief from royalty approach and were impaired due to use of the UltraNet name for the new generation UMD product, and the subsequent rapid market acceptance of this product. The more rapid market acceptance of the Company’s new UMD product resulted in lower estimated revenue and excess earnings, primarily for developed technology, compared to the Company’s original estimate when Inrange was acquired. The Company determined that its customer lists intangible was not impaired. The Company’s fair value was based on a combination of the income and market value approaches. The analysis indicated that the Company’s net book value exceeded its implied fair value, resulting in the $73,317,000 charge for goodwill impairment. The goodwill impairment charge resulted from the Company’s later than planned launch of the UMD coupled with slower than planned development of the direct sales channel for these products, and more rapid acceptance of the Company’s wide area extension products by the Inrange customer set. The remaining useful lives for developed technology and trademarks were revised to three and one years, respectively. The impairment charges will not result in future cash expenditures.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the net carrying amount of goodwill for the years ended January 31, 2005 and 2004 was as follows:

	Years Ended January 31,

	2005	2004

Beginning of year	$105,203	$14,113
Acquisition of Inrange	(117)	87,016
Additional purchase price consideration for BI-Tech	—	4,100
Goodwill impairment	(73,317)	(204)
Translation adjustment	—	178

End of year	$31,769	$105,203

      The components of other amortizable intangible assets as of January 31, 2005 and 2004 were as follows:

	January 31, 2005		January 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Amount	Amortization	Life (in years)

Customer lists	$16,924	$(4,259)	$16,924	$(1,883)	7.3
Trademarks	4	(2)	1,234	(185)	1.0
Developed technology	3,606	(551)	20,248	(3,165)	3.0
Non-compete agreements	250	(250)	250	(198)	2.0

Total	$20,784	$(5,062)	$38,656	$(5,431)	5.9

Total other intangible assets, net	$15,722		$33,225

      Amortization expense for intangible assets for the year ended January 31, 2005 was $5,394,000. Amortization expense is estimated to be $3,552,000 in fiscal 2005, $3,550,000 in fiscal 2006, $2,999,000 in fiscal 2007, $2,348,000, in fiscal 2008 and fiscal 2009.
      During the fourth quarter of fiscal 2003, the Company recorded a charge of $204,000 for goodwill impairment related to the closing of a small sales subsidiary in Europe. The subsidiary was operated as a stand-alone business, and the impairment charge represents the amount of goodwill resulting from the acquisition of the business in fiscal 2002.

(7)	Discontinued Operations
      In connection with the acquisition of Inrange, the Company acquired a non-complementary business focused on enterprise resource planning (ERP) consulting services. In April 2004, substantially all of the business and its net assets totaling approximately $1,712,000 were sold for cash proceeds of $934,000 and installments payments having a discounted value of approximately $1,228,000. The business was divested to allow the Company to focus on its core storage networking solutions business. Revenue for the ERP business in fiscal 2004 and 2003 totaled $2,198,000 and $6,160,000, respectively. Expense for the ERP business in fiscal 2004 and 2003 totaled $2,886,000 and $7,344,000, respectively. The business has been accounted for as a discontinued operation in the accompanying financial statements, meaning that its revenues and expenses are not included in results from continuing operations, and the net income/(loss) of

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the ERP business was included under the discontinued operations caption in the statement of operations.
      Propelis Software, Inc. formerly known as the Enterprise Integration Solutions Division, including IntelliFrame, developed and sold EAI software that automates the integration of computer software applications and business workflow processes. In August 2000, the Company determined to divest Propelis Software, Inc. and focus on its core storage networking business. The business was subsequently sold in fiscal 2001 in a series of transactions. As a result, Propelis Software, Inc. has been accounted for as a discontinued operation in the accompanying financial statements.
      In fiscal 2002, the Company received $207,000 of royalty income, net of tax, related to the discontinued operations of Propelis Software, Inc that were sold in fiscal 2001.
      In fiscal 2003, the Company recognized $715,000 of income from discontinued operations related to the reversal of an accrual for an abandoned facility which was subleased in fiscal 2003. This facility was previously used by Propelis Software which the Company accounted for as a discontinued operation.

(8)	Leases
      The Company leases all office and manufacturing space and certain equipment under noncancelable capital and operating leases. At January 31, 2005 and 2004, leased capital assets included in property and equipment were as follows:

	January 31,

	2005	2004

Property and equipment:
Office and data processing equipment	$5,845	$2,498
Less accumulated amortization	1,839	247

	$4,006	$2,251

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

	Minimum Lease
	Commitments

	Capital	Operating

Year Ending January 31,2006	$3,295	$10,233
2007	3,122	7,740
2008	1,980	6,368
2009	424	5,428
2010	—	4,735
Thereafter	—	2,809

Total minimum lease payments	8,821	$37,313

Less amounts representing interest at rates ranging from 4.74% to 13.54%	777

Present value of minimum capital lease payments	8,044
Less current installments	3,092

Obligations under capital lease, less current installments	$4,952

      Rent expense under non-cancelable operating leases, exclusive of executory costs, for fiscal 2004, 2003 and 2002 was $10,054,000, $8,405,000, and $6,244,000, respectively.

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
      Original debt issuance costs of $3,441,000 are being amortized to interest expense on a straight-line basis, which approximates the effective interest method. At January 31, 2005, the remaining debt issuance costs, net of accumulated amortization, were $1,411,000.
      In January 2004, the Company entered into an interest-rate swap agreement with a notional amount of $75,000,000 that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75,000,000 of its 3% convertible subordinated notes due February 2007 such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, commencing April 30, 2004, until maturity on February 15, 2007. At January 31, 2005, LIBOR setting for the swap was 2.13%, creating a combined effective rate of approximately 2.825%. On February 1, 2005, the LIBOR setting was reset to 2.73% creating a combined effective rate of 3.425% which is effective until April 30, 2005. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, were recognized in earnings. Fair value hedge accounting is provided only if the hedging instrument is expected to be, and actually is, effective at offsetting changes in the value of the hedged item. At January 31, 2005, the fair value of the interest rate swap had decreased from inception to $787,000 and is

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in other long-term liabilities. Corresponding to this decline, the carrying value of the notes has decreased by $787,000. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3,225,000 at January 31, 2005, and has been classified as other long-term assets in the accompanying consolidated balance sheets. The Company could incur charges to terminate the swap in the future if interest rates rise, or upon certain events such as a change in control or certain redemptions of convertible subordinated notes.

(10)	Shareholders’ Equity
Common Stock and Convertible Subordinated Debt Repurchase
      In April 2001, the Company’s board of directors authorized the repurchase of up to $50,000,000 of its common stock. Subsequent to April 2001, the Company’s board of directors modified the authorization so that the remaining balance of the initial $50,000,000 authorization can be used for the repurchase of either debt or stock. There is no expiration date for this program. As of January 31, 2004, the Company had purchased 4.1 million shares of its common stock for $33.0 million under this authorization. No common stock was repurchased during fiscal 2004. In August of 2004, the Company repurchased $650,000 in principal amount of its convertible debt. The Company recognized a gain of $141,000 from its repurchase. The gain is included in other income in the consolidated statement of operations.
Rights Plan
      On July 24, 1998 the Company’s board of directors adopted a shareholders rights plan pursuant to which rights were distributed as a dividend at the rate of one preferred share purchase right for each outstanding share of common stock of the Company. The rights will expire on July 23, 2008 unless extended, earlier redeemed or exchanged by the Company.
Stock Options and Stock Awards
      The Company maintains stock option and restricted stock plans (the Plans) which provide for the grant of stock options, restricted stock and stock based awards to officers, other employees, consultants, and independent contractors as determined by the compensation committee of the board of directors. A maximum of 19,812,993 shares of common stock were issuable under the terms of the Plans as of January 31, 2005, of which no more than 7,980,000 shares may be issued as restricted stock or other stock based awards. As of January 31, 2005, there were 4,536,214 shares of common stock available for future grants under these plans.
      Restricted and deferred stock awards and units issued under the Plans are recorded at fair market value on the date of grant and generally vest over a two to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. Compensation cost for fixed awards with pro-rata vesting is recognized using the straight-line method. During fiscal 2004, 2003 and 2002, the Company issued 891,410, 25,000, and 5,000 restricted shares, respectively, having an aggregate weighted fair market value per share of $5.86, $7.33, and $14.15, respectively. During fiscal 2004, the Company issued restricted and deferred stock units for 201,053 shares with an aggregate weighted fair market value per share of $6.71. Compensation expense recognized for restricted and deferred stock awards and units in fiscal 2004, 2003 and 2002 was $1,292,000, $503,000, and $722,000, respectively.
      All stock options granted under the Plans have an exercise price equal to fair market value on the date of grant, vest and become exercisable over individually defined periods, generally four years, and expire ten years from the date of grant.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s outstanding stock options and related changes for fiscal 2004, 2003 and 2002 is presented below:

	Years Ended January 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,762	$14.49	7,517	$10.87	5,753	$11.99
Converted Inrange options	—	—	2,235	35.72	—	—
Granted	1,230	7.46	2,279	6.58	2,970	8.52
Exercised	(58)	5.30	(247)	5.89	(231)	5.26
Canceled	(2,163)	14.18	(1,022)	16.55	(975)	11.59

Outstanding at end of year	9,771	$13.61	10,762	$14.49	7,517	$10.87

Exercisable at end of year	6,559	$16.52	6,072	$19.25	3,028	$11.80

      The following table summarizes information about stock options outstanding at January 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 2.88 — $ 4.99	1,294	6.2	$4.53	720	$4.47
$ 5.00 — $ 7.99	2,959	7.1	$6.76	1,297	$6.44
$ 8.00 — $ 9.99	1,729	5.7	$9.04	1,288	$9.02
$10.00 — $11.99	1,097	6.6	$11.09	629	$10.98
$12.00 — $20.99	897	4.7	$15.96	834	$16.04
$21.00 — $37.99	712	4.5	$22.56	708	$22.56
$38.00 — $66.29	1,083	5.3	$45.20	1,083	$45.20

	9,771			6,559

Employee Stock Purchase Plan
      The 1992 Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees an opportunity to purchase an aggregate of 2,800,000 shares of the Company’s common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than 5,000 shares of the Company’s common stock or more than $7,500 in aggregate fair market value of common stock (as defined) during any six-month purchase period. Common shares sold to employees under the Purchase Plan in fiscal 2004, 2003 and 2002 were 391,344, 283,497, and 346,982, respectively.
      The weighted-average fair value of each purchase right granted in fiscal 2004, 2003 and 2002 was $3.03, $2.72, and $4.41, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Net Loss Per Share
      The components of net loss per basic and diluted share are as follows:

		Weighted
		Average Shares	Per Share
	Net loss	Outstanding	Amount

Years Ended January 31,
2005:
Basic	$(110,604)	27,981	$(3.95)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(110,604)	27,981	$(3.95)

2004:
Basic	$(24,053)	27,116	$(0.89)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(24,053)	27,116	$(0.89)

2003:
Basic	$(38,405)	28,111	$(1.37)
Dilutive effect of employee stock purchase awards and options and shares issuable upon the conversion of convertible subordinated debt	—	—	—

Diluted	$(38,405)	28,111	$(1.37)

      The total weighted average number of common stock equivalents excluded from the calculation of net loss per share due to their anti-dilutive effect for fiscal 2004, 2003 and 2002 was 735,103, 1,420,456 and 567,761, respectively. The Company also excluded shares of common stock issuable upon conversion of the Company’s convertible subordinated debt from the calculation of net loss per share in fiscal 2004, 2003 and 2002 due to the anti-dilutive effect of the assumed conversion. The shares so excluded were 6,487,993 for fiscal 2004, and 6,521,900 for fiscal 2003 and 2002, respectively.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes
      The components of income from continuing operations before income taxes and income tax expense (benefit) for each of the years in the three-year period ended January 31, 2005 consists of the following:

	Years Ended January 31,

	2005	2004	2003

Loss from continuing operations before income taxes:
U.S.	$(110,189)	$(20,555)	$(12,657)
Foreign	2,510	(2,404)	640

Total	$(107,679)	$(22,959)	$(12,017)

Income tax provision:
Current:
U.S.	$165	$—	$—
Foreign	1,385	1,473	533
State	—	—	—

Total current	1,550	1,473	533

Deferred:
U.S.	—	565	15,361
Foreign	687	(1,413)	—
State	—	—	633

Total deferred	687	(848)	15,994

Total income tax expense	$2,237	$625	$16,527

      The reconciliation of the statutory federal tax rate and the effective tax rate for each of the years in the three-year period ended January 31, 2005 is as follows:

	Years Ended January 31,

	2005	2004	2003

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(3.6)	(3.2)	(3.5)
Extraterritorial income and foreign sales corporation	—	(0.6)	(0.8)
Meals and entertainment	0.1	0.6	0.6
Valuation allowance	39.3	39.5	177.5
Other	0.3	0.4	(2.3)

Total	2.1%	2.7%	137.5%

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and (liabilities) as of January 31, 2005 and 2004 were as follows:

	Years Ended
	January 31,

	2005	2004

Deferred tax assets:
Inventory	$12,237	$12,473
Accrued compensation	1,129	1,726
Allowance for doubtful accounts and sales returns	958	1,644
Intangibles	41,726	7,409
Tax credits	7,625	6,545
Net operating loss carryforwards	29,983	14,643
Property and equipment	—	1,617
Other	1,202	240

Total gross deferred tax assets	94,860	46,297
Valuation allowance	(91,821)	(44,591)

Net deferred tax assets	3,039	1,706

Deferred tax liabilities:
Property and equipment	(1,976)	—
Other	(878)	(834)

Total gross deferred tax liabilities	(2,854)	(834)

Net deferred tax assets	$185	$872

      The valuation allowance for deferred tax assets as of January 31, 2005 and 2004 was $91,821,000, and $44,591,000, respectively. The net change in the total valuation allowance for the years ended January 31, 2005 and 2004 was an increase of $47,230,000, and $19,783,000, respectively. The increase in the valuation allowance during fiscal 2003 includes $10,198,000 related to the acquisition of Inrange.
      Significant management judgment is required in determining the valuation allowance recorded against gross deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent recovery is believed unlikely, establishes a valuation allowance. The Company must increase tax expense within its statements of operations when a valuation allowance is established or increased, without a corresponding increase in gross deferred tax assets in a given period.
      In fiscal 2002, the Company recorded a non-cash charge of $23,568,000 to provide a full valuation allowance for its United States deferred tax assets. The net deferred tax asset that still exists is attributable to foreign operations. The establishment of the valuation allowance does not impair the Company’s ability to use the deferred tax assets upon achieving profitability. As the Company generates taxable income in future periods, it does not expect to record significant income tax expense in the United States until it has utilized its net operating loss and credit carryforwards.
      As of January 31, 2005, the Company has U.S. net operating loss and credit carryforwards available to reduce taxable income in future years of approximately $72,159,000 and $7,625,000 respectively. If not used, the U.S. net operating loss carryforwards will expire between the years 2019 and 2024. The utilization of a portion of the Company’s U.S. net operating loss and credit carryforwards is subject to

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these federal net operating loss and credit carryforwards. Foreign loss carryforwards of $10,000,000 at January 31, 2005 include loss carryforwards of $5,450,000 in Switzerland, $3,140,000 in the United Kingdom, $1,000,000 in France and $410,000 in Belgium.
      At January 31, 2005, there were approximately $1,300,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely as of such date. Accordingly, no deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and state income taxes would be substantially offset by available net operating loss carryforwards.
      The American Jobs Creation Act of 2004 (the “Act”), enacted in October 2004, created a one-time 85% dividends received deduction for qualifying repatriations of foreign earnings. No U.S. net operating loss carryforwards can be utilized against the remaining 15% qualifying dividend amount. Management has not yet begun a formal evaluation of the opportunity created by the Act. It anticipates that a formal evaluation of the repatriation provisions will be completed during the Company’s second quarter ended July 31, 2005. Accordingly, as of January 31, 2005, no decision to remit qualifying earnings to the U.S. had been made.
      The range of potential repatriation amounts is zero to $1,300,000 and the related income tax effect is zero to $70,000.
      In future years, the recognized tax benefits relating to the reversal of the valuation allowance for deferred tax assets as of January 31, 2005 will be recorded as follows:

Total

Income tax benefit from continuing operations	$81,366
Goodwill	10,198
Additional paid in capital	257

Total	$91,821

(13)	401(k) and Deferred Compensation Plans
      The Company has a 401(k) salary savings plan which covers substantially all of its employees. The Company matches 100% of a participant’s annual plan contributions up to an annual maximum per participant of $2,500 which vests over a four-year period from the participant’s date of hire.
      The Company has also established an executive deferred compensation plan for selected key employees which allow participants to defer a substantial portion of their compensation each year. The Company matches 20% of a participant’s annual plan contributions up to an annual maximum per participant of $10,000. Matching contributions vest over a four-year period from the later of July 1, 1997 or the participant’s date of hire. In addition, the Company provides participants with an annual earnings credit based on the investment indexes selected by the participant prior to the start of each plan year.
      The Company’s expense under the 401(k) and deferred compensation plans for fiscal 2004, 2003 and 2002 was 1,921,000, $1,804,000, and $1,674,000, respectively.

(14)	Segment and Enterprise-Wide Information
      The Company operates as a single segment. The Company’s management reviews and makes decisions based on financial information for the consolidated business.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information regarding foreign operations follows:

	Years Ended January 31,

	Revenue			Loss from Operations

	2005	2004	2003	2005	2004	2003

United States	$243,866	$232,784	$153,235	$(81,705)	$(21,059)	$(12,333)
United Kingdom	33,943	38,091	26,412	(16,919)	(1,766)	180
France	8,464	10,392	6,072	(3,903)	43	(48)
Germany	23,293	21,102	1,254	961	764	(190)
Other	56,736	52,348	24,542	(3,280)	727	(495)

Total	$366,302	$354,717	$211,515	$(104,846)	$(21,291)	$(12,886)

Long-lived assets (end of period):
United States	$92,256	$170,872	$30,554
United Kingdom	3,344	17,246	13,709
Other	1,969	2,574	94

Total	$97,569	$190,692	$44,357

      Revenue has been attributed to the country where the end-user customer is located.
      Summarized information regarding enterprise-wide revenue and gross margins from external customers are as follows:

	Years Ended January 31,

	2005	2004	2003

Revenue:
Proprietary products	$166,089	$167,743	$94,561
Third party products	71,321	72,096	50,794
Professional services	42,790	39,471	22,831
Maintenance	86,102	75,407	43,329

Total	$366,302	$354,717	$211,515

Gross margins:
Proprietary products	$72,635	$83,593	$46,111
Third party products	10,598	12,254	10,134
Professional services	11,844	12,566	7,563
Maintenance	40,627	36,662	20,387

Total	$135,704	$145,075	$84,195

      Gross margins represent the lowest available measure of enterprise-wide profitability by product line. Assets are not allocated to product lines.
      One customer accounted for 20%, 22% and 10% of the Company’s revenue in fiscal 2004, 2003 and 2002, respectively. One customer accounted for 14% of the Company’s revenue in fiscal 2004.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Product Warranty
      The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on contract terms and historical warranty loss expenses, which is periodically adjusted for recent actual experience. Warranty terms on the Company’s equipment range from 90 days to 13 months. The following is a roll forward of the Company’s product warranty accrual for each of the years in the three-year period ended January 31, 2005:

	Balance at		Charged to
Years Ended	Beginning	Acquisition	Cost of	Cost of	Balance at
January 31,	of Year	of Inrange	Product	Warranty	End of Year

2005	$2,348	—	3,485	(3,804)	$2,029
2004	$1,521	1,709	2,713	(3,595)	$2,348
2003	$1,935	—	2,429	(2,843)	$1,521

(16)	Integration and Cost Reduction Accruals
      A significant part of the Company’s integration strategy related to the Inrange acquisition, included the termination of duplicative employees across most functional areas, and the closing of duplicative facilities to obtain cost synergies. Integration planning was initiated prior to the closing of the acquisition. Severance costs for terminated Inrange employees were treated as an acquired liability, effectively increasing the purchase price. Severance costs for terminated CNT employees of $1,440,000 were recorded as an expense in the statement of operations. The integration plan resulted in the termination of 165 employees, including employees of both CNT and Inrange. The duplicative facilities that were closed were part of the pre-acquisition Inrange business, and the accrual for future rents was treated as an acquired liability, effectively increasing the purchase price. The integration of product strategies for the new combined entity resulted in a $1,607,000 charge in fiscal 2003 to cost of products sold for the write-down of inventory that CNT had purchased prior to the acquisition. There have been no significant subsequent sales of this inventory.
      During 2004, the Company experienced a continued slow-down in the IT spending environment, competitive pressures and customers’ desire for more flexibility in financing terms, particularly for large investments, such as remote storage networking solutions. The Company also experienced a decline in traditional large-scale ESCON projects, while FICON extension, the new mainframe channel technology, has not grown as fast as anticipated. In fiscal 2004, the Company took actions to adjust its expense levels to reflect the current outlook for its markets, including reductions of approximately 220 employees and consultants, along with reductions in other discretionary expenses. The Company’s results for fiscal 2004 include charges of approximately $4,680,000 for severance, and $225,000 for facility closure costs.
      A summary of severance and facility accrual activity follows:

			Obligation			Obligation
	Accrual	Use	January 31, 2004	Accrual	Use	January 31, 2005

Inrange Integration Related:
Inrange severance	$4,583	$(4,300)	$283	$—	$(283)	$—
CNT severance	$1,440	$(1,206)	$234	$—	$(234)	$—
Duplicative facilities	$7,441	$(1,867)	$5,574	$—	$(2,033)	$3,541
2004 Cost Actions:
Severance	$—	$—	$—	$4,680	$(3,989)	$691
Facility closure	$—	$—	$—	$225	$(130)	$95

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Inrange integration related obligation for duplicative facilities will be paid in various installments through 2013. The severance and facility closure obligations related to the 2004 cost actions will be paid in full by July 31, 2005.
      The charges for severance and product write-down in fiscal 2003 related to the Inrange integration and in fiscal 2004 for severance and facility closures related to cost reduction actions are reflected in the accompanying consolidated statement of operations for fiscal 2004 and 2003 as follows:

	Fiscal 2004	Fiscal 2003

Cost of product sales	$—	$2,152
Cost of service fees	1,519	199
Sales and marketing	2,217	608
Engineering and development	619	52
General and administrative	550	36

Total	$4,905	$3,047

      In fiscal 2002, the Company recorded a $1,666,000 restructuring charge for severance from a reduction in workforce of 80 employees resulting from the integration of the Company’s former networking and storage solutions segments and professional fees related to canceled acquisition activity. Of this amount, approximately $1,300,000 was paid prior to January 31, 2003, with the balance being paid prior to April 30, 2003.

(17)	Noncash Financing and Investing Activities and Supplemental Cash Flow Information
      Cash payments for interest expense in fiscal 2004, 2003, 2002 were $4,057,000, $3,802,000 and $1,946,000, respectively.
      Cash payments for income taxes, net of refunds received, in fiscal 2004, 2003 and 2002 were $1,366,000, $2,051,000 and $3,535,000, respectively.
      During fiscal 2004 and 2003, the Company entered into capital lease obligations for equipment valued at $2,845,000 and $2,988,000, respectively. Also during fiscal year 2004 and 2003, the Company entered into capital leases to finance product sales totaling $3,104,000 and $3,724,000, respectively. The Company did not enter into any capital leases during fiscal 2002.
      During fiscal 2004, the Company issued 700,000 shares of its common stock valued at $2,968,000 to retire an earn-out obligation related to the BI-Tech acquisition.

(18)	Disclosures about Fair Value of Financial Instruments
      The carrying amount for cash and cash equivalents, accounts receivable and capital lease obligations approximates fair value because of the short maturity of those instruments. Marketable securities are recorded at market value at January 31, 2005.
      At January 31, 2005, the Company’s 3% convertible subordinated notes due February 15, 2007 in the amount of $124,350,000 had a fair value of $107,414,000, based on a reported trading price of $86.38 per $100 in face amount of principal indebtedness.

(19)	Related Party Transactions
      The Company’s CEO, Thomas G. Hudson has a son-in-law who is employed by the Company as an Account Executive. In fiscal 2004, he was paid $525,710 in compensation, commissions and bonuses.

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Legal Proceedings
      Inrange Technologies Corporation, which is now a wholly owned subsidiary of the Company, has been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, pending in the United States District Court for the Northern District of Texas, Dallas Division (“the Litigation”). The Litigation was commenced on February 27, 2003. The Complaint claims that Inrange is infringing U.S. Patent No. 5,530,845 (“845 patent”) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. The Complaint asks for judgment that the ‘845 patent is infringed by the defendants in the case, an accounting for actual damages, attorney’s fees, costs of suit and other relief. Inrange has answered the Complaint, denying SBC’s allegations. The case is in the discovery phase, and a claim construction of the asserted patent is pending. However, on or about February 1, 2005, SBC requested leave of court (i) to amend its Complaint to assert that the UltraNet Multi-service Director (“UMD”) infringes the ‘845 patent, and (ii) for a continuance of the trial to permit discovery and related proceedings concerning the UMD. The court has denied this motion. Management is evaluating the litigation. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter. Eclipsys Corp. (“Eclipsys”) settled with SBC for an undisclosed sum. Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the Litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys in connection with the Litigation. Hitachi has put Inrange on notice that it will tender to Inrange any claim by Eclipsys for indemnification and defense of any aspect the Litigation. Inrange is evaluating the indemnification demands asserted by Eclipsys and Hitachi.
Shareholder Litigation
      Following the announcement of the proposed merger with McDATA, an action was commenced purporting to challenge the merger. The case, styled Jack Gaither v. Thomas G. Hudson et al. (File No. MC 05-003129) was filed in the District Court of Hennepin County, State of Minnesota. The complaint asserts claims on behalf of a purported class of CNT stockholders, and it names CNT and certain of its directors on claims of breach of fiduciary duty in connection with the merger on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for CNT stockholders. Additionally, the plaintiff claims that the defendants have made insufficient disclosures in connection with the merger. The lawsuit is in its preliminary stages. At this point, it is too early to form a definitive opinion concerning the ultimate outcome of this matter. CNT and the directors intend to defend themselves vigorously in respect of the claims asserted.
IPO Litigation
      A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The underwriters objected to the proposed settlement and the plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

(21)	Proposed Merger with McData
      On January 17, 2005, Computer Network Technology Corporation, entered into a definitive agreement to be merged with a wholly-owned subsidiary of McDATA Corporation (“McDATA”). The Company believes the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. Under the terms of the agreement, the Company will be merged into a wholly-owned subsidiary of McDATA, and the Company will survive the merger as a wholly owned subsidiary of McDATA. Each issued and outstanding share of common stock of the Company will be converted into the right to receive 1.3 shares of McDATA Class A common stock, together with cash in lieu of fractional shares. Consummation of the merger is subject to satisfaction of significant conditions, and there can be no assurance the merger will be consummated. The joint proxy statement/ prospectus is filed as part of a registration statement on Form S-4 (Registration No. 333-122758) filed with the SEC and available at the SEC’s internet site www.sec.gov. In several circumstances involving a change in the Company’s board’s recommendation in favor of the merger agreement, breaches of certain provisions of the merger agreement or a third party acquisition proposal, the Company may become obligated to pay McDATA up to $11 million in termination fees. In other circumstances, the Company must reimburse McDATA for expenses incurred in connection with the merger. On February 14, 2005, early termination of the waiting period under Hart-Scott-Rodino Antitrust Improvement Act was granted for the proposed merger transaction.
(22)     Restatement of Fiscal 2004 Quarterly Earnings — (unaudited)
      On March 7, 2005, the Company’s management, after consultation with the Audit Committee of the Company’s Board of Directors, determined that the Company’s consolidated financial statements for the

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
first fiscal quarter ended April 30, 2004, second fiscal quarter ended July 31, 2004 and third fiscal quarter ended October 31, 2004 should no longer be relied upon, including the consolidated financial statements and other financial information in the Form 10-Qs filed for those quarters. The determination was made as a result of errors discovered when reconciling offsite finished goods inventory between the general ledger and the Company’s materials requirement planning, or MRP, system. The Company believes the errors began to occur in February 2004 when the Company transitioned manufacturing of certain products from its Plymouth, Minnesota headquarters to its facility in Lumberton, New Jersey. As a result of the transition, there were procedural changes for the tracking and recording of certain offsite finished goods inventory that resulted in inventory items for certain transactions being double counted. The effect of the errors was to overstate inventory and understate cost of goods sold and operating expenses in the first, second and third quarters of fiscal 2004 by $499,000, $408,000 and $538,000, respectively.
      Statements of operations previously reported in the first, second and third quarters of fiscal 2004 in Form 10-Q are restated as follows:

	Year Ended January 31, 2005

	First	First	Second	Second	Third	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share data)

2004	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)

Revenue	$96,237	$96,237	$77,164	$77,164	$88,952	$88,952
Gross profit	37,300	36,749	31,956	31,496	25,587	24,997
Loss from operations	(3,085)	(3,584)	(10,108)	(10,516)	(89,655)	(90,193)
Income (loss) from discontinued operations, net of tax	(343)	(343)	(370)	(370)	25	25
Net loss	(4,526)	(5,025)	(12,139)	(12,547)	(90,326)	(90,864)
Net loss per share:
Basic and Diluted	(0.16)	(0.18)	(0.44)	(0.45)	(3.19)	(3.21)
(23)     Quarterly Financial Data (unaudited)

	Year Ended January 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share data)

2004(1)	(Restated)	(Restated)	(Restated)

Revenue	$96,237	$77,164	$88,952	$103,949
Gross profit	36,749	31,496	24,997	42,462
Loss from operations	(3,584)	(10,516)	(90,193)	(553)
Income (loss) from discontinued operations, net of tax	(343)	(370)	25	—
Net loss	(5,025)	(12,547)	(90,864)	(2,168)
Net loss per share:
Basic and Diluted	(0.18)	(0.45)	(3.21)	(0.08)

COMPUTER NETWORK TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003	($ in thousands, except per share data)

Revenue	$52,330	$94,879	$97,333	$110,175
Gross profit	20,610	37,250	41,897	45,318
Income (loss) from operations	(2,072)	(24,378)	1,372	3,787
Income (loss) from discontinued operations, net of tax	—	(437)	(388)	356
Net income (loss)	(2,082)	(25,822)	237	3,614
Net income (loss) per share:
Basic	(0.08)	(0.96)	0.01	0.13
Diluted	(0.08)	(0.96)	0.01	0.12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Computer Network Technology Corporation:
      We have audited the accompanying consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended January 31, 2005, listed in Item 15 (a) (2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Network Technology Corporation and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Network Technology Corporation’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
April 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Computer Network Technology Corporation:
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting as of January 31, 2005” (Item 9A.a), that Computer Network Technology Corporation did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effects of inadequate procedures to reconcile the Company’s offsite finished goods inventory to the general ledger and inadequate information technology access controls, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Network Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 31, 2005:

•	Procedures reconciling the Company’s offsite finished goods inventory to the general ledger were not adequate to ensure that the general ledger amounts represented actual offsite finished goods inventory. Specifically, the Company’s personnel were not adequately trained in the Company’s policies and procedures for physical tracking and recording changes to offsite finished goods inventory. This deficiency in internal control resulted in material misstatements of finished goods inventory and cost of products sold and operating expenses as of January 31, 2005. As a result, the Company recorded an adjustment to the accompanying consolidated financial statements. In addition, the Company restated its interim financial information as of and for the fiscal quarters ended April 30, July 31 and October 31, 2004 to correct material misstatements in those periods resulting from this material weakness in internal control over financial reporting.

•	The Company’s information technology access controls were not designed to prevent Company personnel from accessing inventory accounting information and initiating erroneous accounting entries affecting amounts recorded as finished goods inventory. Specifically, this deficiency contributed to the aforementioned material misstatements in the Company’s interim and annual financial information.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Network Technology Corporation and subsidiaries as of January 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005, and the related financial statement schedule. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 31, 2005 consolidated financial statements, and this report does not affect our report dated April 11, 2005 which expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
      In our opinion, management’s assessment that Computer Network Technology Corporation did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Computer Network Technology Corporation has not maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Minneapolis, Minnesota
April 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A. Controls and Procedures
      a.       Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, using the criteria published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective internal control over financial reporting as of January 31, 2005, because of the following material weaknesses in the Company’s internal control over financial reporting:

•	Procedures reconciling the Company’s offsite finished goods inventory to the general ledger were not adequate to ensure that the general ledger amounts represented actual offsite finished goods inventory. Specifically, the Company’s personnel were not adequately trained in the Company’s policies and procedures for physical tracking and recording changes to offsite finished goods inventory. This deficiency in internal control resulted in material misstatements of finished goods inventory and cost of products sold and operating expenses as of January 31, 2005. These material misstatements were corrected prior to issuance of the January 31, 2005 consolidated financial statements. In addition, the Company restated its interim financial information as of and for the fiscal quarters ended April 30, July 31 and October 31, 2004 to correct material misstatements in those periods resulting from this material weakness in internal control over financial reporting.

•	The Company’s information technology access controls were not designed to prevent Company personnel from accessing inventory accounting information and initiating erroneous accounting entries affecting amounts recorded as finished goods inventory. Specifically, this deficiency contributed to the aforementioned material misstatements in the Company’s interim and annual financial information.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 76.
      b.       Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the Company’s Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described in Management’s Report on Internal Control over Financial Reporting set forth above, we have identified certain material weaknesses in the Company’s internal control over financial reporting as of January 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of these material weaknesses, the Company’s disclosure controls and procedures, as of January 31, 2005, were not effective.

      c.       Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d.	Remediation Efforts related to Deficiencies noted in Management’s Report on Internal Control over Financial Reporting

1)	Management is implementing additional procedures to enhance its reconciliation of offsite finished goods to ensure that all reconciling items are identified and properly investigated on a timely basis. Additional personnel have been added to help with cost accounting responsibilities. All personnel with cost accounting responsibilities will attend additional training on the performance and review of account reconciliations.

2)	Management has redesigned information technology access controls to restrict access to information technology programs and data that may be used to adjust finished goods inventory amounts. Implementation of this procedure will help ensure that potential inventory reconciling item adjustments are properly authorized.
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Board of Directors
      Our by-laws provide that the number of directors that constitute our board of directors shall be fixed from time to time by our shareholders and that directors shall be elected at the annual meeting and shall hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Our board of directors currently consists of eight directors. The members of our board of directors are identified below, with the exception of Mr. Hudson, whose biography is included under “Executive Officers”. For information about Mr. Hudson, see “Executive Officers” below.
      Patrick W. Gross, 60, has been a director since July 1997. Mr. Gross is chairman of the Lovell Group, a private business and technology advisory and investment firm. Mr. Gross is a founder of American Management Systems, Inc. (“AMS”), an information technology, software development, and systems integration firm. Mr. Gross served as Principal Executive Officer and Managing Director of AMS from its incorporation in 1970 until 2002. Mr. Gross was elected chairman of AMS’ Executive Committee in 1982. Mr. Gross is also a director of Capital One Financial Corporation, and a director of Mobius Management Systems, Inc., both of which are public companies. Mr. Gross also is a director of several private companies. Mr. Gross is a graduate of Rensselaer Polytechnic Institute, and earned graduate degrees from the University of Michigan and Stanford University Graduate School of Business.
      Erwin A. Kelen, 69, has been a director since June 1988. Mr. Kelen is President of Kelen Ventures and a principal with Quatris Fund, both private investment entities. Mr. Kelen is a private investor active in venture capital investments, investment management and helping small companies grow. From 1984 to 1990, Mr. Kelen was President and Chief Executive Officer of DataMyte Corporation, a wholly owned subsidiary of Allen Bradley Co. Mr. Kelen is also a director of Printronix, Inc. and CyberOptics Corporation, all of which are public companies. Mr. Kelen is a graduate of the Technical University of Budapest and the University of Minnesota Graduate School.
      Kathleen Earley, 53, has been a director since June 2003. Ms. Earley is employed as President and COO of TriZetto, a healthcare software and services company. She was employed at AT&T from 1994 through September 2001. At AT&T, Ms. Earley was Senior Vice President of Enterprise Networking and Chief Marketing Officer, where she oversaw all AT&T business-related brand, image and advertising and marketing strategy. At AT&T, Ms. Earley was best known as President of AT&T Data & Internet Services, the $8 billion AT&T business unit that provided Internet Protocol (IP), web hosting, data and managed network service. Ms. Earley also served as President of AT&T Internet Services, where she led the development of IP strategy and product line launch. Prior to joining AT&T, Ms. Earley was employed by IBM Corporation for 17 years with positions in sales, marketing, planning and strategy development. Ms. Earley was formerly a director of Standard Microsystems Corporation and is currently a director of Telespree Communications and Switch and Data, both private companies. Ms. Earley is a graduate of the University of California, Berkley and earned a Bachelor of Science degree in accounting and a Masters of Business Administration in finance.
      Lawrence A. McLernon, 66, has been a director since September 2001. Mr. McLernon has been Chairman and Chief Executive Officer of McLernon Enterprises Inc., a holding company since September 1991. Mr. McLernon has over 35 years of professional experience serving the telecommunications and high tech industries. From October 2000 to September 2002, Mr. McLernon served as Executive Vice President of Dynegy Inc. and Chairman and Chief Executive Officer of Dynegy Global Communications, a principal business segment of Dynegy Inc. From September 1998 to September 2000, Mr. McLernon was Chairman, President and Chief Executive Officer of Extant, Inc. Mr. McLernon began his career in the Bell system with assignments at New York Telephone and Bell Telephone Laboratories. Mr. McLernon is not currently serving on the board of any other public company. Mr. McLernon has also served on various philanthropic and civic boards. Mr. McLernon holds a bachelor’s degree from St. Bonaventure University.

      John A. Rollwagen, 64, has been a director since June 1993 and served as our Chairman of the Board from December 1995 to May 1999. Mr. Rollwagen is a private investor and principal with Quatris Fund, a private investment entity. From January 1993 to May 1993, Mr. Rollwagen served as U.S. Department of Commerce Deputy Secretary-Designate. Beginning in 1975, Mr. Rollwagen served in executive capacities with Cray Research, Inc. Mr. Rollwagen served as Chairman and Chief Executive Officer of Cray from 1981 to 1993. Mr. Rollwagen serves as chairman of PartnerRe Ltd. and director of Lexar Media, Inc., which are both public companies, and is a director of several private companies. Mr. Rollwagen is a graduate of the Massachusetts Institute of Technology and Harvard Graduate School of Business Administration.
      Bruce J. Ryan, 61, has been a director since June 2003. Mr. Ryan is currently the Chairman of InfiniCon Systems, Inc., a provider of InfiniBand technology and solutions. Mr. Ryan was a member of the board of directors of Inrange Technologies Corporation from September 2002 through May 2003. From 1998 to 2002, Mr. Ryan was Executive Vice President and Chief Financial Officer of Global Knowledge Network, Inc., a provider of information technology and computer software training programs and certifications. From 1984 to 1998, Mr. Ryan was Executive Vice President and Chief Financial Officer of Amdahl Corporation, a provider of information technology solutions. Mr. Ryan also held executive operating and financial positions at Digital Equipment Corporation. Mr. Ryan also serves on the boards of directors of Axeda Systems, Inc., Tarantella Inc. and KVH Industries, Inc., all of which are public companies. Mr. Ryan earned a Bachelor of Science in Business Administration from Boston College and an MBA from Suffolk University.
      Dr. Renato A. DiPentima, 64, has been a director since June 2004. Mr. DiPentima has been the President and Chief Executive Officer of SRA International since January of 2005. From January 2005 to November 2003 he served as SRA’s President and Chief Operating Officer. Prior to being appointed to this role, Dr. DiPentima served as Senior Vice President and President of SRA’s consulting and systems integration division since the division’s formation in January 2001. From July 1997 to January 2001, he served as President of the SRA’s government sector, overseeing government business, projects, and contracts. From July 1995 to July 1997, Dr. DiPentima served as Vice President and as SRA’s Chief Information Officer. Prior to joining SRA, Dr. DiPentima held several senior management positions in the federal government, most recently serving as deputy commissioner for systems at the Social Security Administration, from May 1990 to June 1995. Dr. DiPentima is currently serving on the board of directors of the Information Technology Association of America and the Northern Virginia Technology Council. Dr. DiPentima is also currently serving on several governmental and corporate advisory boards. Dr. DiPentima earned a bachelor’s degree from New York University. Dr. DiPentima also earned a M.A. from George Washington University and a Ph.D. from the University of Maryland.

Executive Officers
      Our executive officers are as follows:

Name	Position Served	Age

Thomas G. Hudson	Chairman of the Board, President and Chief Executive Officer	59
Gregory T. Barnum	Chief Financial Officer, Vice President of Finance and Corporate Secretary	50
Jeffrey A. Bertelsen	Vice President, Finance, Corporate Controller and Treasurer and Assistant Secretary	42
Robert R. Beyer	Vice-President of Worldwide Customer Support Services	44
Mark R. Knittel	Group Vice President of Worldwide Product Operations	50
Edward J. Walsh	Vice-President of Marketing and Business Development	37
      Thomas G. Hudson has served as our President and as our Chief Executive Officer since June 1996, as a director since August 1996 and as our Chairman of the Board since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving also as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990. Mr. Hudson also serves on the board of directors of Lawson Software, Inc., and PLATO Learning, Inc., all of which are public companies.
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
      Edward J. Walsh was appointed Senior Vice President, Marketing, Sales and Alliances in May 2004. From June 2003 to May 2004, Mr. Walsh served as our Vice President of Strategy, Marketing and Alliances. From May 2002 to June 2003, Mr. Walsh served as our Vice President of Marketing and Business Development, and as Vice President and General Manager of our Storage Solutions Division from April 2001 to May 2002. From 1989 to April 2001, Mr. Walsh held various sales and marketing positions with Articulent, Inc., a storage solutions provider we acquired in April 2001, most recently as Vice President of Sales. Mr. Walsh holds a bachelors degree from the University of Massachusetts.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file periodic reports of ownership and changes in ownership with the SEC. During fiscal year 2004, based solely on our review of the copies of such reports received by us, and from written representations received from reporting persons regarding their required periodic filings, we believe that all persons made all required filings under Section 16(a) with respect to our common stock, except that a Form 4/ A filing made by Ms. Earley in June 2004 with respect to an open market purchase of common stock was not timely made.
Code of Ethics
      We have a code of ethics that applies to all company employees and non-employee directors. The audit committee has additional procedures for the anonymous submission of employee complaints. A copy of our code of ethics has been filed with the SEC.
Corporate Governance and Board Committees
      Our board of directors has adopted policies and procedures that the board believes are in the best interests of CNT and its shareholders, as well as compliant with the Sarbanes-Oxley Act of 2002, SEC rules and regulations, and the requirements of the Nasdaq National Market Systems. In particular:

•	A majority of the board is independent of management, and all members of the audit committee, compensation committee and nominating committees are independent;

•	The board has adopted charters for the audit, corporate governance and nominating, and compensation committees.

•	We have a code of ethics that applies to all company employees and non-employee directors. The audit committee has additional procedures for the anonymous submission of employee complaints.
Board Independence
      Our board of directors has affirmatively determined that each of the following directors do not have any relationship which would interfere with the exercise of independent judgment in carrying out responsibilities as a director and is otherwise independent under the Nasdaq NMS requirements: Kathleen Earley, Patrick W. Gross, Lawrence A. McLernon, John A. Rollwagen, Bruce J. Ryan and Dr. Renato A. DiPentima.

Board Committees
      The audit committee is comprised of Messrs. Ryan, Rollwagen and Gross, all of whom are independent directors. The audit committee of our board is directly responsible for the appointment, compensation, retention and oversight of independent auditors and oversees and monitors the integrity of our accounting and financial reporting processes and systems of internal controls regarding finance, accounting and legal compliance. The board of directors has designated Mr. Ryan as the “audit committee financial expert.”
      In addition, we have a compensation committee and a governance and nominating committee. The compensation committee of our board is comprised of Ms. Earley and Messrs. Rollwagen, Gross, McLernon and DiPentima all of whom are independent directors. The governance and nominating committee of our board is comprised of Ms. Earley and Messrs. Gross, McLernon and Ryan, all of whom are independent directors.

Item 11.	Executive Compensation.
Summary Compensation Table
      The following table sets forth for our Chief Executive Officer and our four other most highly compensated executive officers information concerning compensation earned for services in all capacities during fiscal year 2004, as well as compensation earned by each such person for the two previous fiscal years (if the person was the Chief Executive Officer or another executive officer during any part of such fiscal year):

					Long-Term Compensation
		Annual Compensation
					Shares	Restricted
				Other Annual	Underlying	Stock and Unit	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation ($)	Options (#)	Award ($)	Compensation ($)

Thomas G. Hudson(1)	2004	$507,564	$—	$13,452	—	—	$8,333
Chairman of the Board,	2003	$458,083	$400,000	$40,444	362,000	—	$12,500
President and Chief	2002	$336,750	$—	$43,622	200,000	—	$12,500
Executive Officer
William C. Collette(2)	2004	$315,666	$—	$1,267	—	$58,720	$3,202
Chief Technology Officer	2003	$182,700	$120,000	$4,714	15,000	—	$4,217
and Vice President of	2002	$171,750	$30,000	$(8,257)	40,000	—	$3,773
Advanced Technology
Edward J. Walsh(3)	2004	$243,854	$20,915	$17,549	50,000	$346,720	$15,689
Vice President of Strategy,	2003	$200,699	$150,648	$48,865	—	—	$3,225
Marketing and Alliances	2002	$205,527	$152,872	$(26,935)	150,000	—	$11,735
Mark R. Knittel(4)	2004	$228,674	$—	$15,871	—	$194,880	$13,593
Group Vice President of	2003	$198,750	$120,000	$16,861	30,000	—	$6,140
Worldwide Product Operations	2002	$191,400	$35,000	$(15,857)	50,000	—	$8,219
Gregory T. Barnum(5)	2004	$242,166	$—	$8,855	—	$117,440	$5,644
Chief Financial Officer	2003	$207,500	$126,000	$10,359	30,000	—	$4,300
Vice President of Finance and	2002	$195,150	$—	$(11,194)	55,000	—	$4,323
Corporate Secretary

(1)	Mr. Hudson did not receive an annual bonus for fiscal year 2004 under CNT’s annual bonus plan because we did not meet the minimum profitability levels required under the plan. Other annual compensation in fiscal year 2004 consisted of earnings for the account of Mr. Hudson under our executive deferred compensation plan. All other compensation in fiscal year 2004 consisted of a $2,500 401(k) match and a $5,833 executive deferred compensation match.

(2)	Mr. Collette did not receive an annual bonus for fiscal year 2004 under CNT’s annual bonus plan because we did not meet the minimum profitability levels required under the plan. Other annual compensation in fiscal year 2004 consisted of earnings for the account of Mr. Collette under our executive deferred compensation plan. All other compensation in fiscal year 2004 consisted of a

$1,396 401(k) match and a $1,806 executive deferred compensation match. In 2004, Mr. Collette received a restricted stock unit award under which he had the right to receive, subject to vesting, 8,000 share of common stock. The award vested annually over four years, beginning with the date of grant. At the end of fiscal 2004, Mr. Collette did not hold any unvested restricted stock units, as they were cancelled when his employment with CNT ended on January 31, 2005.

(3)	Mr. Walsh did not receive an annual bonus for fiscal year 2004 under CNT’s annual bonus plan because we did not meet the minimum profitability levels required under the plan. Other bonuses in fiscal year 2004 consisted of $20,915 in sales bonuses. Other annual compensation in fiscal year 2004 consisted of gains for the account of Mr. Walsh under our executive deferred compensation plan. All other compensation in fiscal year 2004 consisted of a $3,750 401(k) match and a $11,939 executive deferred compensation match. In 2004, Mr. Walsh received a restricted stock award grant under which he has the right to receive, subject to vesting, 50,000 shares of common stock. The stock award vests annually over four years beginning on the date of grant. At the end of fiscal year 2004, Mr. Walsh held 50,000 unvested restricted stock shares with a value of $288,000. Mr. Walsh also received a restricted stock unit award under which he has the right to receive, subject to vesting, 8,000 shares of common stock. The award vests annually over four years beginning on the date of grant. At the end of fiscal 2004, Mr. Walsh held 8,000 unvested restricted stock units with a value of $58,720.

(4)	Mr. Knittel did not receive an annual bonus for fiscal year 2004 under CNT’s annual bonus plan because we did not meet the minimum profitability levels required under the plan. Other annual compensation in fiscal year 2004 consisted of gains for the account of Mr. Knittel under our executive deferred compensation plan. All other compensation in fiscal year 2004 consisted of a $3,572 401(k) match and a $10,021 executive deferred compensation match. In 2004, Mr. Walsh received a restricted stock award grant under which he has the right to receive, subject to vesting, 20,000 shares of common stock. The stock award vests annually over two years beginning on the date of grant. At the end of fiscal 2004, Mr. Knittel held 20,000 unvested restricted stock shares with a value of $106,800. Mr. Knittel also received a restricted stock unit award under which he has the right to receive, subject to vesting, 12,000 shares of common stock. The award vests annually over four years beginning on the date of grant. At the end of fiscal 2004, Mr. Knittel held 12,000 unvested restricted stock units with a value of $88,080.

(5)	Mr. Barnum did not receive an annual bonus for fiscal year 2004 under CNT’s annual bonus plan because we did not meet the minimum profitability levels required under the plan. Other annual compensation in fiscal year 2004 consisted of gains for the account of Mr. Barnum under our executive deferred compensation plan. All other compensation in fiscal year 2004 consisted of a $3,024 401(k) match and a $2,620 executive deferred compensation match. Mr. Barnum also received a restricted stock unit award under which he has the right to receive, subject to vesting, 16,000 shares of common stock. The award vests annually over four years beginning on the date of grant. At the end of fiscal 2004, Mr. Barnum held 16,000 unvested restricted stock units with a value of $117,440.

Option Tables
      The following tables summarize stock option grants and exercises during fiscal year 2004 to or by the named officers and certain other information relative to such options.
Options Grants in Fiscal Year 2004

Individual Grants

Potential Realizable Value
	Number of	Percent of			at Assumed Annual Rates
	Shares	Total Options			of Stock Price Appreciation
	Underlying	Granted to			for Option Term(3)
	Options	Employees in	Exercise
Name	Granted	Fiscal Year	Price(2)	Expiration Date	5%	10%

Thomas G. Hudson	—	—	—	—	—	—
William C. Collette	—	—	—	—	—	—
Edward J. Walsh(1)	50,000	4.04%	$6.00	6/2/2014	$188,668	$478,123
Mark R. Knittel	—	—	—	—	—	—
Gregory T. Barnum	—	—	—	—	—	—

(1)	Subject to acceleration at the discretion of the compensation committee or upon the death or disability of the optionee, each option generally becomes cumulatively exercisable with respect to 25% of the shares covered on each of the first four anniversaries of the grant date.

(2)	Fair market value per share on the date of grant as determined in accordance with our stock award plan.

(3)	The 5% and 10% assumed rate of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price.
Aggregated Option Exercises In Fiscal Year 2004 and Year-End Option Values

			Number of Shares	Value of Unexercised
	Shares		Underlying Unexercised	In-The-Money Options
	Acquired on	Value	Options at Fiscal Year-End(#)	at Fiscal Year-End(1)
Name	Exercise(#)	Realized	Exercisable/Unexercisable(2)	Exercisable/Unexercisable(2)

Thomas G. Hudson	—	—	1,018,720/439,001	$231,633/$40,561
William C. Collette	—	—	167,624/—	$20,963/$ —
Edward J. Walsh	—	—	108,439/138,125	$—/$ —
Mark R. Knittel	—	—	217,503/70,000	$20,725/$12,150
Gregory T. Barnum	—	—	225,003/72,500	$12,150/$12,150

(1)	The dollar value of unexercised in-the-money options at fiscal year end is equal to the difference between the market value of the shares underlying the options at January 31, 2005 and the exercise price.

(2)	The share amounts represent options as of the end of fiscal year 2004.
Employment Agreements
      In March 2003, we entered into an employment agreement with Thomas G. Hudson to serve as our Chief Executive Officer. The agreement provides for a rolling three-year term until Mr. Hudson reaches age 65. Prior to a change in control, if Mr. Hudson’s employment with CNT is terminated other than for cause, or if Mr. Hudson terminates his employment for good reason, generally defined as being asked to accept a lesser role within the company, then Mr. Hudson is entitled to receive 200% of his base salary plus incentives. Mr. Hudson’s benefits would continue for a two-year period, and all stock options would vest and be exercisable for a three-year period following his termination date. After a change in control, if Mr. Hudson’s employment with CNT is terminated other than for cause, or if Mr. Hudson terminates his employment for good reason, then Mr. Hudson is entitled to receive 300% of his base salary plus incentives. Mr. Hudson’s benefits would continue for a three-year period, and all options would vest and be exercisable for a three-year period (or the life of the option, if shorter) following his termination date. Upon a change in control, all of Mr. Hudson’s stock options will immediately vest, if not substituted for similar options as part of the transaction resulting in the change in control. Mr. Hudson will receive an additional payment to make him whole for any excise tax owed under Section 280G of the Internal Revenue Code.
      In March 2003, we entered into an employment agreement with Gregory T. Barnum to serve as our Chief Financial Officer. The agreement provides for a rolling three-year term until Mr. Barnum reaches age 65. Prior to a change in control, if Mr. Barnum’s employment with CNT is terminated other than for cause, or if Mr. Barnum terminates his employment for good reason, generally defined as being asked to accept a lesser role within the company, then Mr. Barnum is entitled to receive 150% of his base salary plus incentives. Mr. Barnum’s benefits would continue for a two-year period, and all stock options would vest and be exercisable pursuant to their terms. The options would be exercisable for a three-year period if Mr. Barnum is age 55 or older at the date of termination. After a change in control, if Mr. Barnum’s employment with CNT is terminated other than for cause, or if Mr. Barnum terminates his employment for good reason, then Mr. Barnum is entitled to receive 200% of his base salary plus incentives. Mr. Barnum’s benefits would continue for a three-year period, and all options would vest and be exercisable pursuant to their terms. The options would be exercisable for a three-year period (or the life of the option, if shorter) if Mr. Barnum is age 55 or older at the date of termination. Upon a change in control, all of Mr. Barnum’s stock options will immediately vest, if not substituted for similar options as part of the transaction resulting in the change in control. Mr. Barnum will receive an additional payment to make him whole for any excise tax owed under Section 280G of the Internal Revenue Code. In addition to the foregoing, Mr. Barnum was previously granted 16,000 restricted units, which will vest upon a change of control, which will include the closing of the transactions contemplated by the merger with McData.
      In connection with the pending merger with McDATA, CNT made a retention grant of 20,000 shares of restricted stock to Mark R. Knittel, Group Vice President of Worldwide Product Operations. Immediately prior to the effective time of the merger, all such shares of restricted stock will vest, provided that the employee receiving the restricted shares remains employed by McDATA during the nine-month period following completion of the merger. The employee will not be eligible for accelerated vesting of the restricted stock if the employee’s employment is terminated prior to or during such nine-month period for cause or by the employee other than for good reason. If the employee’s employment is terminated prior to or during such nine-month period without cause, or by the employee for good reason, the employee’s restricted stock will fully vest immediately. The restricted stock will also vest immediately upon the death of an employee to whom shares of restricted stock have been issued or the employee’s becoming disabled while employed. In any event, all such shares of restricted stock will vest two years following the date of grant, provided that the employee to whom such shares are issued remains continuously employed during such period.
      In addition to the foregoing, Mr. Walsh and Mr. Knittel previously were granted 50,000 shares and 20,000 shares of restricted stock, respectively, and restricted stock units, of 8,000 shares and 12,000 shares, respectively. Under the terms of those awards, all shares will vest upon a change of control, which will include the closing of transactions contemplated by the merger agreement with McDATA.
      McDATA has, pursuant to the merger agreement, covenanted to CNT to pay each of Mr. Walsh and Mr. Knittel severance equal to 12 months of base salary if terminated within 12 months of the effective time of the merger other than for cause. Payment is conditioned upon entering into noncompetition and nonsolicitation agreements for a period of 12 months and the execution of a general release of claims.
      Each of Messrs. Hudson, Walsh, Knittel and Barnum currently participates in our deferred compensation plan. Under the terms of the plan, such individuals will receive a pay-out of previously deferred compensation upon a change of control, which will include the closing of transactions contemplated by the merger agreement with McDATA.

Compensation of Directors
      Directors who are not employees receive a retainer of $6,000 per quarter, or a reduced amount to a minimum of $5,000 per quarter, if they participate in our medical and dental plans, plus reimbursement of out-of-pocket expenses incurred on our behalf. Each non-employee director also received $500 for each board and board committee meeting attended, except the chairman of the audit committee who received a fee of $1,500 for each audit committee meeting attended, and the chairman of the compensation committee who received a fee of $1,000 for each compensation committee meeting attended. During fiscal year 2004, each of our non-employee directors also received deferred stock units for 8,000 shares of our common stock, which are immediately vested upon grant. In addition, Ms. Earley, Messrs, Rollwagen, Kelen, Ryan and Gross all participate in our medical and/or dental plans. Under the terms, we cover 80% of the premium cost for Ms. Earley, Messrs, Rollwagen, Kelen, Ryan and Gross, which in fiscal year 2004 totaled $1,104, $10,587, $5,607, $5,639 and $5,639, respectively. Mr. DiPentima also has been granted 21,053 restricted stock units which will vest upon a change of control, which will include the closing of transactions contemplated by the merger agreement with McDATA. Ms. Earley and Messrs. Kelen and Ryan have outstanding option grants for 25,001, 12,500 and 25,001 shares, respectively, which will vest upon a change of control, including the closing of the transactions contemplated by the merger agreement with McDATA.
Compensation Committee Interlocks and Insider Participation
      No member of the compensation committee of our board of directors was during fiscal 2004 an officer, former officer or employee of ours or any of our subsidiaries. None of our executive officers served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the compensation committee of our board of directors, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the compensation committee of our board of directors, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors during fiscal 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of April 1, 2005, certain information with respect to all shareholders known to us to have been beneficial owners of more than 5% of our common stock, and information with respect to our common stock beneficially owned by each director, each executive officer named in the Summary Compensation Table above, and all directors and executive officers as a group. Unless otherwise indicated, each person named in the table has sole voting and investment power as to the common stock shown.

	Amount and Nature
	of Beneficial	Percent of Common
Name and Address of Beneficial Owner	Ownership	Stock Outstanding

Heartland Advisors, Inc.(1)	4,392,300	14.88%
789 North Water Street
Milwaukee, Wisconsin 53202
Dimensional Fund Advisors Inc.(2)	1,835,633	6.22%
1299 Ocean Avenue 11th Floor
Santa Monica, California 90401
Thomas G. Hudson(3),(11)	1,239,393	4.04%
Erwin A. Kelen(4),(11)	557,577	1.87%
John A. Rollwagen(4),(11)	243,000	*
Patrick W. Gross(4),(11)	193,834	*
Lawrence A. McLernon(4),(11)	118,667	*
Kathleen Earley(4),(11)	65,944	*
Bruce J. Ryan(4),(11)	59,944	*
Gregory T. Barnum(5),(9),(11)	286,546	*
Dr. Renato A. DiPentima(4),(11)	8,000	*
Mark R. Knittel(6),(9),(11)	321,744	1.08%
Edward J. Walsh(7),(9),(11)	217,286	*
William C. Collette(8),(11)	178,310	*
All executive officers and directors as a group
(14 persons)(9),(10),(11)	3,647,806	11.21%

*	Represents beneficial ownership of less than one percent of the outstanding common stock.

(1)	According to a Schedule 13G filed with the SEC on January 14, 2005, Heartland Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 4,392,300 shares of our common stock.

(2)	According to a Schedule 13G filed with the SEC on February 9, 2005, Dimensional Fund Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 1,835,633 shares of our common stock.

(3)	Includes 1,126,720 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options that are currently exercisable or are exercisable within 60 days. Also includes 4,411 shares held by Fidelity Investments as trustee of our 401(k) plan and 77,650 shares held through a grantor retained annuity trust in which Mr. Hudson serves as trustee.

(4)	Includes 296,667, 230,000, 185,834, 106,667, 51,944 and 51,944 shares of common stock that may be acquired upon the exercise of non-qualified stock options held by Messrs. Kelen, Rollwagen, Gross, McLernon, Ryan and Ms. Earley, respectively. These options are currently exercisable or are exercisable within 60 days. Also includes 8,000 vested deferred stock units granted for the benefit of Messes, Kelen, Rollwagen, Gross, McLernon, Ryan, DiPentima and Ms. Early, respectively on June 23, 2004. Includes 5,000 shares held in Mr. Rollwagen’s Individual Retirement Account.

(5)	Includes 261,253 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options, and 4,000 restricted stock units that are currently vested or are vest within 60 days. Also includes 1,099 shares held by Fidelity Investments as trustee of our 401(k) plan.

(6)	Includes 252,503 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options, and 1,832 restricted stock units that are currently vested or vest within 60 days. Also includes a restricted stock award grant under which he has the right to receive, subject to vesting, 20,000 shares of common stock. The stock award vests annually over two years beginning on the date of grant, or upon a change of control. At the end of fiscal year 2004, Mr. Knittel held 20,000 unvested restricted stock shares.

(7)	Includes 159,064 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options, and 1,222 restricted stock units that are currently vested or vest within 60 days. One of Mr. Walsh’s option agreements provides for accelerated vesting of 50% of any unvested options upon a change of control. As of April 1, 2005, options for 75,000 shares were unvested under this agreement. Also includes a restricted stock award grant under which he has the right to receive, subject to vesting, 50,000 shares of common stock. The stock award vests annually over four years beginning on the date of grant, or upon a change of control. At the end of fiscal year 2004, Mr. Walsh held 50,00 unvested shares restricted stock shares.

(8)	Includes 167,624 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options that are currently exercisable or are exercisable within 60 days.

(9)	Does not include 12,000, 9,000 and 6,000 shares of unvested restricted stock units granted for the benefit of Messrs. Barnum, Knittel and Walsh, respectively, on March 22, 2004. Restricted stock units represent shares to be issued in the future which are subject to transfer restrictions until vested and have no voting rights until issued at a future date.

(10)	Includes 3,010,603 shares of common stock that may be acquired upon exercise of incentive and non-qualified stock options, and 8,246 vested restricted stock units and 56,000 vested deferred stock units. These options, restricted stock units and deferred stock units are currently exercisable, or become exercisable or vested within 60 days. Includes only executive officers and directors as of April 1, 2005. Includes 5,510 shares of common stock held by Fidelity Investments as trustee of our 401(k) plan for the benefit of Messrs. Hudson and Barnum. Includes 5,000 shares held in Mr. Rollwagen’s Individual Retirement Account. Does not include 48,500 shares of unvested restricted stock units granted on March 22, 2004 for all executive officers and directors as a group.

(11)	Unless otherwise indicated, the address of such person is 6000 Nathan Lane North, Minneapolis, Minnesota 55442.
Equity Compensation Plan Information as of January 31, 2005

		(b)	(c)
	(a)	Weighted-	Number of Securities Remaining
	Number of Securities	Average Exercise	Available for Future Issuance
	to be Issued Upon	Price of	Under Equity Compensation
	Exercise of	Outstanding	Plans (excluding securities
Plan Category	Outstanding Awards	Awards	reflected in column (a))

Equity Compensation Plans Approved by Shareholders:
1992 Stock Award Plan	3,880,730	$10.50	609,029
1992 Employee Stock Purchase Plan	—	—	762,699
2002 Stock Award Plan	665,753	$6.46	334,247
Equity Compensation Plans Not Approved by Shareholders	5,395,236	$16.20	3,592,938

Total	9,941,719	$13.32	5,298,913

      The above table includes outstanding stock options and unvested restricted and deferred stock units. Options included under the caption “Equity Compensation Plans Not Approved by Shareholders” include awards under our 1997 restricted stock plan, the 1999 non-qualified stock award plan and the 2000 Inrange award plan. Following is a brief description of each plan.
      The 1997 plan generally permits us to make stock awards at the discretion of the compensation committee to full-time employees of CNT, or any subsidiary thereof, who are not, at the time of such award, an officer or director of CNT. Stock awards also may be granted to certain other individuals set forth in the 1997 plan, provided that the maximum number of shares that may be granted to any eligible participant under the plan in any fiscal year may not exceed 25,000 shares (subject to adjustment pursuant to the plan). We have reserved a total of 100,000 shares of our common stock for issuance under the 1997 plan. As of March 28, 2005, there were no shares outstanding under this plan, and 1,900 shares remain available for future issuances under the 1997 plan.
      The 1999 plan generally permits us to make grants in the form of options, restricted stock, stock, or any other stock-based awards to employees of CNT or any subsidiary, who are not, at the time of such award, an executive officer or director of CNT (except with respect to officers, inducement grants). At January 31, 2005 and as of the date hereof, we had reserved a total of 6,480,000 shares of our common stock for issuance under the 1999 plan. As of March 28, 2005, awards representing 4,326,432 shares of our common stock are outstanding, and 1,795,093 shares remain available for future issuances under the 1999 plan.
      We assumed the 2000 Inrange award plan as part of our acquisition of Inrange and we reserve the right to make future awards under this plan. The plan had been ratified by the shareholders of Inrange prior to the acquisition. The plan generally permits us to make grants in the form of stock option and restricted stock of our shares to employees and consultants of Inrange and its subsidiaries who were not employed by CNT at the time of the Inrange acquisition. As of January 31, 2005 and as of the date hereof, 3,782,993 shares of our common stock were reserved for issuance under this plan. As of March 28, 2005, awards representing 1,772,396 shares of our common stock are outstanding, and 1,846,691 shares remain available for future issuances under this plan.

Item 13.	Certain Relationships and Related Transactions
      Our Chief Executive Officer, Thomas G. Hudson has a son-in-law who is employed by us as an Account Executive. In fiscal 2004, he was paid $525,710 in compensation, commissions and bonuses.
      As set forth in Part I, Item 3, certain of our directors have been named in a legal proceeding related to the pending merger with McDATA Corporation. Computer Network Technology Corporation intends to indemnify persons named as parties to the proceeding, and advance expenses related to the defense of the proceeding, to the full extent required or permitted under the laws of the State of Minnesota.

Item 14.	Principal Accountant Fees and Services
Audit Fees and Pre-Approved Policy
      The following table summarizes the fees of KPMG LLP, our independent auditor, for each of the last two fiscal years.

		Audit		All Other
	Audit Fees	Related Fees(1)	Tax Fees(2)	Fees

Fiscal Year 2004	$1,145,000	$85,000	$136,000	$4,000
Fiscal Year 2003	$559,800	$97,700	$95,900	$—

(1)	Includes assistance with our Form 8-K filing for the acquisition of Inrange, registration statements, technical accounting and other financial reporting compliance services.

(2)	Tax services included consolidating international entities, section 338(h)(10) election for Inrange and other miscellaneous tax matters.
      During fiscal 2004, the audit committee pre-approved all services performed by KPMG. The audit committee has delegated to its chairman the authority to pre-approve any specific non-audit services which was not previously pre-approved by the audit committee, provided that any decision of the chair to pre-approve non-audit services shall be presented to the audit committee at its next scheduled meeting. During fiscal 2004, the audit committee pre-approved all non-audit services in accordance with the policy set forth above.
      The audit committee has considered whether the provision of all other services by KPMG LLP is compatible with maintaining independence.
PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements and Schedules of Registrant

Consolidated Statements of Operations for the Years Ended January 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of January 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended January 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) 2.	Consolidated Financial Statement Schedule of Registrant

Schedule II: Valuation and Qualifying Accounts for the Years Ended January 31, 2005, 2004 and 2003

All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

Schedule II
COMPUTER NETWORK TECHNOLOGY CORPORATION
Valuation and Qualifying Accounts
Years Ended January 31, 2005, 2004 and 2003
(In thousands)

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs &	Inrange		End of
Description	of Year	Expenses	Acquisition	Deductions	Year

Year ended January 31, 2005
Allowance for doubtful accounts and sales returns	$4,656	2,830	—	(3,804)	$3,682
Year ended January 31, 2004
Allowance for doubtful accounts and sales returns	$2,416	1,700	1,672	(1,132)	$4,656
Year ended January 31, 2003
Allowance for doubtful accounts and sales returns	$1,848	1,388	—	(820)	$2,416

(a) 3. Exhibits
      The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

Exhibit	Description

2.0	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 to Registration Statement No. 333-87376.)
2.1	Deed of Variation dated June 24, 2002 to the Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith. (Incorporated by reference to Exhibit 2 to Form 10-Q for the quarterly period ended July 31, 2003.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
2.3	Agreement and Plan of Merger dated as of January 17, 2005 by and among McDATA Corporation, Computer Network Technology Corporation and Condor Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated January 17, 2005 (as amended).)
2.4	Amendment No. 1 to Agreement and Plan of Merger dated as of February 10, 2005 by and among McDATA Corporation, Computer Network Technology Corporation and Condor Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated February 10, 2005.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2A	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2B	Second Amendment to Rights Agreement, dated as of January 15, 2004, by and between Computer Network technology Corporation and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated January 17, 2005 (as amended).)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation. (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation. (Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended January 31, 2002.)

Exhibit	Description

4.7	Form of Note (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended January 31, 2002.)
4.8	Interest Rate Swap Agreement dated January 6, 2004 between Computer Network Technology Corporation and Credit Suisse First Boston International. (Incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarterly period ending April 30, 2004.)
10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A to Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5,2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 5, 2002.)(1)
10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to current report on Form 8-K filed on August 5, 2002.)(1)
10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to current report on Form 8-K filed on August 5, 2002.)(1)
10.1E	Form of Restricted Stock Unit Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1E to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.1F	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1F to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.1G	Form of Restricted Stock Unit Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1G to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1H	Form of Restricted Stock Unit Deferred Stock Award Election for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1H to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1I	Form of Deferred Stock Unit Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1I to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1J	Form of Deferred Stock Unit Deferred Stock Award Election for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1J to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10 to form 10-Q for the quarterly period ended July 31, 2003.)(1)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to current report on Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to current report on Form 8-K filed on August 5, 2002.)(1)
10.2D	Form of Restricted Stock Unit Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.2D to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)

Exhibit	Description

10.4	Amended and Restated 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended January 31, 2003.)(1)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5F	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.5G to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.5G	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.5G to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31,2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)
10.13	Tax Sharing Agreement dated as of September 18, 2000 between SPX Corporation, a Delaware corporation and Inrange Technologies Corporation, a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2003.)
10.14A	Inrange Technologies Corporation Amended and Restated 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)
10.14B	Amendment to Amended and Restated Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.14A to Form 10-Q for the quarterly period ending April 30, 2004.)(1)

Exhibit	Description

10.14C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.14B to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.15	Letter Agreement dated October 28, 2002 between Kenneth H. Cook and Inrange Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended April 30, 2003.)(1)
10.16	Form of restricted stock grant agreement used for retention grants in conjunction with the acquisition by McDATA Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 18, 2005.)(1)
21	Subsidiaries of the Registrant.(2)
23	Consent of Independent Registered Public Accounting Firm(2)
24.1	Power of Attorney-See signature page to this Annual Report on Form 10-K.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/ 15d14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certifications Required by Rule 13a14(a)/ 15d14(a) under the Securities Exchange Act of 1934.(2)
32.0	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)
99.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 99.0 to Form 10-K for the year ended January 31, 2004.)
99.2	Voting Agreement by and among McDATA Corporation, Computer Network Technology Corporation, Condor Acquisition, Inc. and the shareholders of Computer Network Technology Corporation set forth on the signature page thereto. (Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated January 17, 2005 (as amended).)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.

(b)	Reports on Form 8-K
      The registrant furnished a current report on Form 8-K on November 22, 2003 to provide the full text of the third quarter financial results press release.
      The registrant filed a current report on Form 8-K on January 18, 2005, in which it filed the definitive merger agreement with McDATA and the related voting agreement and second amendment to rights plan, and in the same 8-K furnished the related press release, conference call script and questions and answers document. Also, on January 18, 2005, the registrant filed a current report on Form 8-K which included the form of retention grant agreement used in connection with the McDATA merger agreement.

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
Dated: April 11, 2005

By:	/s/ Thomas G. Hudson

Thomas G. Hudson, President and
Chief Executive Officer
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Hudson Thomas G. Hudson	President and Chief Executive Officer (Principal Executive Officer) and Director	April 11, 2005

/s/ Gregory T. Barnum Gregory T. Barnum	Vice President of Finance, Chief Financial Officer And Secretary (Principal Financial Officer)	April 11, 2005

/s/ Jeffrey A. Bertelsen Jeffrey A. Bertelsen	Vice President of Finance, Corporate Controller and Treasurer and Assistant Secretary (Principal Accounting Officer)	April 11, 2005

/s/ Kathleen Earley Kathleen Earley	Director	April 11, 2005

/s/ Patrick W. Gross Patrick W. Gross	Director	April 11, 2005

/s/ Erwin A. Kelen Erwin A. Kelen	Director	April 11, 2005

/s/ Lawrence A. McLernon Lawrence A. McLernon	Director	April 11, 2005

/s/ John A. Rollwagen John A. Rollwagen	Director	April 11, 2005

/s/ Bruce J. Ryan Bruce J. Ryan	Director	April 11, 2005

/s/ Dr. Renato A. DiPentima Dr. Renato A. DiPentima	Director	April 11, 2005

INDEX TO EXHIBITS

Exhibit	Description

2.0	Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith and agreed form of registration rights agreement set forth in Annex I thereto. (Incorporated by reference to Exhibit 2.2 to Registration Statement No. 333-87376.)
2.1	Deed of Variation dated June 24, 2002 to the Purchase Agreement dated June 24, 2002 between Computer Network Technology Corporation, Greg Scorziello, Paul John Foskett and Owen George Smith. (Incorporated by reference to Exhibit 2 to Form 10-Q for the quarterly period ended July 31, 2003.)
2.2	Agreement as of April 6, 2003 among SPX Corporation, Computer Network Technology and Basketball Corporation. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated April 8, 2003.)
2.3	Agreement and Plan of Merger dated as of January 17, 2005 by and among McDATA Corporation, Computer Network Technology Corporation and Condor Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated January 17, 2005 (as amended).)
2.4	Amendment No. 1 to Agreement and Plan of Merger dated as of February 10, 2005 by and among McDATA Corporation, Computer Network Technology Corporation and Condor Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated February 10, 2005.)
3.1	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibits 3(i)-1 and 3(i)-2 to current report on Form 8-K dated May 25, 1999.)
3.2	Articles of Amendment of the Second Restated Articles of the Company. (Incorporated by reference to Exhibit 3(i)-1 to current report on Form 8-K dated May 25, 1999.)
3.3	By-laws of the Company. (Incorporated by reference to Exhibit 3(ii)-1 to current report on Form 8-K dated May 25, 1999.)
4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 1 to Form 8-A dated July 29, 1998 and Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2A	First Amendment of Rights Agreement dated November 21, 2000. (Incorporated by Reference to Exhibit 1 to Form 8-A/ A dated November 27, 2000.)
4.2B	Second Amendment to Rights Agreement, dated as of January 15, 2004, by and between Computer Network technology Corporation and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 99.2 to current report on Form 8-K dated January 17, 2005 (as amended).)
4.3	First Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock ($.01 Par Value Per Share) of Computer Network Technology Corporation. (Incorporated by reference to Exhibit 2 to Form 8-A/ A dated November 27, 2000.)
4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Form S-3 Registration Statement No. 333-80841.)
4.5	Registration Rights Agreement, dated as of February 20, 2002, among Bear, Sterns & Co. Inc., SG Cowan Securities Corporation and Soundview Technology Corporation. (Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended January 31, 2002.)
4.6	Indenture, dated as of February 20, 2002, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended January 31, 2002.)
4.7	Form of Note (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended January 31, 2002.)
4.8	Interest Rate Swap Agreement dated January 6, 2004 between Computer Network Technology Corporation and Credit Suisse First Boston International. (Incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarterly period ending April 30, 2004.)

Exhibit	Description

10.0	Building Lease by and between Opus Northwest, L.L.C., and Computer Network Technology Corporation. (Incorporated by reference to Exhibit 10A to Form 10-Q for the quarterly period ended September 30, 1998.)
10.1A	Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 5,2002.)(1)
10.1B	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 5, 2002.)(1)
10.1C	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3A to current report on Form 8-K filed on August 5, 2002.)(1)
10.1D	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.3B to current report on Form 8-K filed on August 5, 2002.)(1)
10.1E	Form of Restricted Stock Unit Agreement for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1E to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.1F	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1F to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.1G	Form of Restricted Stock Unit Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1G to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1H	Form of Restricted Stock Unit Deferred Stock Award Election for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1H to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1I	Form of Deferred Stock Unit Agreement for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1I to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.1J	Form of Deferred Stock Unit Deferred Stock Award Election for directors to be used in conjunction with the Amended and Restated 1992 Stock Award Plan. (Incorporated by reference to Exhibit 10.1J to Form 10-Q for the quarterly period ending July 31, 2004.)(1)
10.2A	Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10 to form 10-Q for the quarterly period ended July 31, 2003.)(1)
10.2B	Form of Restricted Stock Agreement to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4B to current report on Form 8-K filed on August 5, 2002.)(1)
10.2C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.4C to current report on Form 8-K filed on August 5, 2002.)(1)
10.2D	Form of Restricted Stock Unit Agreement for employees to be used in conjunction with the Amended and Restated 1999 Non-Qualified Stock Award Plan. (Incorporated by reference to Exhibit 10.2D to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.3	1997 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 26, 2002.)(1)
10.4	Amended and Restated 1992 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended January 31, 2003.)(1)
10.5A	Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.14 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5B	Form of Incentive Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.15 to current report on Form 8-K filed on August 5, 2002.)(1)

Exhibit	Description

10.5C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.16 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5D	Form of Non-Qualified Stock Option Award Agreement for directors to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.17 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5E	Form of Restricted Stock Agreement in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.18 to current report on Form 8-K filed on August 5, 2002.)(1)
10.5F	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.5G to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.5G	Form of Deferred Stock Award Election for employees to be used in conjunction with the Amended and Restated 2002 Stock Award Plan. (Incorporated by reference to Exhibit 10.5G to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.6	Amended and Restated 401(k) Salary Savings Plan. (Incorporated by reference to Exhibit 10.19 to current report on Form 8-K filed on August 5, 2002.)(1)
10.7	CNT 2002 Annual Bonus Plan. (Incorporated by reference to Exhibit 10.7 on Form 10-K for the year ended January 31,2002.)(1)
10.8A	Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10P on Form 10-K for the year ended December 31, 1998.)(1)
10.8B	Amendment to Amended and Restated Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10I on Form 10-K for the year ended January 31, 2001.)(1)
10.9	Amended and Restated Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Thomas G. Hudson. (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 19, 2003.)(1)
10.10	Employment Agreement dated as of March 5, 2003, between Computer Network Technology Corporation and Gregory T. Barnum. (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on March 19, 2003.)(1)
10.11	Employment Agreement effective February 18, 2003, between Computer Network Technology Corporation and James A. Fanella. (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on March 19, 2003.)(1)
10.12	Employment Agreement by and between the Company and Mark Knittel. (Incorporated by reference to Exhibit 10AA on Form 10-K for the year ended December 31, 1997.)(1)
10.13	Tax Sharing Agreement dated as of September 18, 2000 between SPX Corporation, a Delaware corporation and Inrange Technologies Corporation, a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2003.)
10.14A	Inrange Technologies Corporation Amended and Restated 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 14, 2003.)(1)
10.14B	Amendment to Amended and Restated Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.14A to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.14C	Form of Non-Qualified Stock Option Award Agreement for employees to be used in conjunction with the Amended and Restated Inrange Technologies Corporation 2000 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.14B to Form 10-Q for the quarterly period ending April 30, 2004.)(1)
10.15	Letter Agreement dated October 28, 2002 between Kenneth H. Cook and Inrange Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended April 30, 2003.)(1)
10.16	Form of restricted stock grant agreement used for retention grants in conjunction with the acquisition by McDATA Corporation. (Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 18, 2005.)(1)
21	Subsidiaries of the Registrant.(2)

Exhibit	Description

23	Consent of Independent Registered Public Accounting Firm(2)
24.1	Power of Attorney-See signature page to this Annual Report on Form 10-K.(2)
31.1	CEO Certifications Required by Rule 13a14(a)/ 15d14(a) under the Securities Exchange Act of 1934.(2)
31.2	CFO Certifications Required by Rule 13a14(a)/ 15d14(a) under the Securities Exchange Act of 1934.(2)
32.0	Computer Network Technology Corporation Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).(2)
99.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 99.0 to Form 10-K for the year ended January 31, 2004.)
99.2	Voting Agreement by and among McDATA Corporation, Computer Network Technology Corporation, Condor Acquisition, Inc. and the shareholders of Computer Network Technology Corporation set forth on the signature page thereto. (Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated January 17, 2005 (as amended).)

(1)	Management contracts or compensatory plans or arrangements with the Company.

(2)	Filed herewith.